Form 10-Q
period 2018-03-31
EPHS HOLDINGS, INC.
filed 2018-06-28
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number 000-55906

EPHS HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	82-4383947
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

7694 Colony Palm Drive

Boynton Beach, Florida 33436

(Address of principal executive offices) (Zip code)

(212) 321-0091

(Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 28, 2018, the registrant had 133,625,892 shares of common stock outstanding.

EPHS HOLDINGS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$589	$4,195
Sales tax receivable	3,409	4,066
Prepaid expenses and other current assets	3,035	—
Total current assets	7,033	8,261

Property and equipment	92,650	28,917
Security deposit	6,692	6,866
Total assets	$106,375	$44,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$43,571	$6,114
Due to related party - note payable	56,085	794,317
Total liabilities	99,656	800,431

Stockholders' deficit
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 133,600,892 and 20,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	133,601	20,000
Additional paid in capital	671,994	(19,920)
Accumulated deficit	(772,351)	(735,552)
Accumulated other comprehensive loss	(26,525)	(20,915)
Total stockholders' deficit	6,719	(756,387)
Total liabilities and stockholders' deficit	$106,375	$44,044

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Total revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses	36,799	35,876

Gain (Loss) from Operations	(36,799)	(35,876)

Other income (expense)	—	—

Federal income tax expense	—	—

Net income (loss)	$(36,799)	$(35,876)

Other comprehensive loss
Foreign currency translation gain (loss)	(5,610)	(4,509)
Total comprehensive loss	$(42,409)	(40,384)

Weighted average shares - basic and diluted	124,034,225	42,850,892
Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

 EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,799)	$(35,876)
Adjustments to reconcile net loss to net cash
Depreciation expense	12,778	10,239
Paid in capital for extinguishment of debt	812,113	—
Changes in operating assets and liabilities:
Sales tax receivable	553	492
Accounts payable	31,013	—
Prepaid expenses	(3,035)	—
CASH USED IN OPERATING ACTIVITIES	816,624	(25,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(76,982)	—
CASH USED IN INVESTING ACTIVITIES	(76,982)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable to shareholders	68,485	36,187
Decrease in loan payable from debt relief	(812,113)	—
CASH PROVIDED BY FINANCING ACTIVITIES	(743,628)	36,187

Effect of translation changes on cash	380	196

Change in cash and cash equivalents	(3,606)	11,238

Cash, beginning of period	4,195	2,336

Cash, end of period	$589	$13,574

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

EPHS Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on January 28, 1999. The Company’s original plan was to build and use technology to mine gold, platinum, precious metals and rare earth metals in situ from seawater and from slurries created from land based ores. The Company was originally known as Quantum Induction Technology, Inc.  On November 30, 2011 the Company changed its name to Quantumbit, Inc. and continued to operate under this name until September 25, 2013 when the Company’s name was changed to Sertant, Inc.

The Company ceased operations in January 2015.

In February 2017, one of the Company’s shareholder sued the Company for breach of fiduciary duties of care, loyalty and good faith to the Company’s shareholders. In July 2017, the court appointed an exclusive receiver over the Company. In September 2017, the Company entered into an agreement with the shareholder and the receiver to resolve the legal claim by issuing 4,750,000 shares of common stock to the shareholder. In December 2017, the Company’s name was changed to EPHS Holdings, Inc.

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75 million shares of the Company’s common stock for $110,000 which represented approximately 62% of the Company’s issued and outstanding shares of common stock.

On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc. (“Emerald”), all of Emerald’s outstanding debt to shareholders was forgiven, and Emerald became the wholly owned subsidiary of the Company in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Emerald common stock were converted, at an exchange ratio of 200,000-for-1 into an aggregate of 20,000,000 shares of the Company’s common stock and Emerald became a wholly owned subsidiary of the Company. The accompanying financial statements share information has been retroactively adjusted to reflect the exchange ratio in the Merger.

Under generally accepted accounting principles in the United States (“US GAAP”), because the combined entity will be dependent on Emerald’s senior management, the merger was accounted for as a recapitalization effected by a share exchange, wherein Emerald is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Emerald have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Emerald and are recorded at the historical cost basis of Emerald.

The Company’s fiscal year end is December 31.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with US GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”)set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2017 and notes thereto contained in the Company's Registration Statement on Form 10.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of EPHS Holdings, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company's policy is to present bank balances under cash and cash equivalents, including bank overdrafts when balances fluctuate frequently from being positive to overdrawn and term deposits with a maturity period of three months or less from the date of acquisition. Term deposits that the Company cannot use for current transactions because they are pledged as security are excluded from cash and cash equivalents.

Property and Equipment

Property and equipment is stated at cost or contributed value. The value of the equipment contributed was assessed by an independent third-party at liquidation value. Major additions and improvements are capitalized. Depreciation of furniture, vehicles and equipment is calculated using the diminishing balance method at a rate of 20% per year, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is 5 years). The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Foreign Exchange Translation

The functional currency of the subsidiary is the Canadian Dollar (“CAD”). For financial statement purposes, the reporting currency is the United States Dollar (“USD”).

For financial reporting purposes, the financial statements are translated into the Company’s reporting currency, USD. Asset, liability and equity accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholder’s equity (deficit).

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Impairment of Long-lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”). The test for impairment is required to be performed by management at least annually. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

The Company's financial instruments, as defined by ASC subtopic 825-10, “Financial Instrument” (“ASC 825-10”), include cash and cash equivalents, accounts payable, convertible note payable and amounts due to shareholders. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2018.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Sales Tax Receivable

The Company is charged approximately 15% sales taxes on all taxable purchases. The rates are a blend of Federal (Canada) and Provincial (Quebec). The Company is reimbursed for all sales taxes paid to suppliers. The Company does not charge sales taxes on supplies as it has no revenues.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Net Loss Per Share, Basic and Diluted

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 31, 2018.

Related Party Transactions

The Company follows the guidance in ASC 850. The Company discloses related transactions and certain common control relationships. Transactions between related parties are related party transactions even though they may not be given accounting recognition.

Subsequent Event

The Company follows the guidance in SFAS 165 (ASC 855-10-50) for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Stock-Based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

Recent Accounting Pronouncements

The Company has reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter the previous US GAAP and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has no revenues. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
Classification	2018	2017
Furniture	$86,632	$9,899
Leasehold improvements	205,325	210,636
Total cost of property and equipment	291,957	220,535
Accumulated depreciation	(199,307)	(191,618)
Property and equipment, net	$92,650	$28,917

The Company had Property and Equipment acquisitions of $76,982 for the three months ended March 31, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, Paolo Gervasi and Calogero Caruso loaned the Company $6,199 and $6,200, respectively as non-interest-bearing loans.  On February 27, 2018, all loans by Paolo Gervasi and Calogero Caruso were forgiven in exchange for shares of the Company, pursuant to the terms and conditions of the Share Exchange Agreement. As of March 31, 2018, no further obligations from the Company to either Mr. Caruso or Mr. Calogero remain.

During the three months ended March 31, 2018, the Company received $56,085 advances from EPHS, Inc. The advances, with no interest, are for the Company to acquire property and equipment and pay administrative expenses.

NOTE 6 – LEASE AGREEMENTS

On October 21, 2012, the Company entered into a rental agreement for an office and grow space of 8,387 square feet. The Company renewed the rental agreement on December 1, 2015 with a base gross rent of approximately $4.65 per square foot and security deposit of $6,692. The Company will owe monthly rental payments of approximately $3,317 until the rental agreement terminates on November 30, 2018.

NOTE 7 – CAPITAL STOCK

On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Emerald, all of Emerald’s outstanding debt to shareholders was forgiven, and Emerald became the wholly owned subsidiary of the Company in a reverse merger, or the Merger.

On February 27, 2018, pursuant to the Merger, all of the issued and outstanding shares of Emerald common stock were converted, at an exchange ratio of 200,000-for-1 into an aggregate of 20,000,000 shares of the Company’s common stock

NOTE 7 – SUBSEQUENT EVENT

On April 5, 2018 the Company issued 25,000 shares pursuant to a Consulting Agreement.

There are no other events of a subsequent nature that in management’s opinion are reportable as of June 28, 2018.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS"” THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EPHS HOLDINGS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, “RISK FACTORS” OF THE COMPANY’S REGISTRATION STATEMENT ON FORM 10, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND THE RISKS ASSOCIATED WITH A SMALLER REPORTING COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS, EXCEPT AS REQUIRED BY LAW.

As used herein, the term “the Company,” “we,” “us, “and” “our” refer to EPHS Holdings, Inc., a Nevada corporation, unless otherwise noted.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Corporate History and Background

EPHS Holdings, Inc. was incorporated under the laws of the State of Nevada on January 28, 1999 under the name Quantum Bit Induction Technology, Inc. On November 14, 2011, the Company filed Amended and Restated Articles of Incorporation changing its name to Quantumbit, Inc. On September 26, 2013, the Company filed a Certificate of Amendment changing its name to Sertant, Inc. Then on January 11, 2018, the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name to EPHS Holdings, Inc.

The Company’s original plan was to build and use technology to mine gold, platinum, precious metals and rare earth metals in situ from seawater and from slurries created from land-based ores. The Company’s property was located in Nevada. The Company also explored developing technology to selectively electroplate precious and rare earth metals from solution or seawater onto collector electrodes. These endeavors were not successful, and the Company has since ceased operations with respect to these endeavors.

With no operations, the Company was placed into receivership on February 15, 2017 (Case No. 2017-10544, as filed in the District Court of Harris County, Texas, 151st Judicial District) and remained in receivership until December 2017. In July 2017, the court appointed Angela Collette as exclusive receiver over the Company. Angela Collette was also appointed as the Company’s president. In February 2017, one of the Company’s shareholders sued the Company for breach of fiduciary duties of care, loyalty and good faith to the Company’s shareholders. In September 2017, the Company entered into an agreement with the shareholder and the receiver to resolve the legal claim by issuing 4,750,000 shares of common stock to the shareholder. On January 11, 2018, the Company’s name was changed to EPHS Holdings, Inc.

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75 million shares of the Company’s common stock for $110,000 which represented approximately 62% of the Company’s issued and outstanding shares of common stock.

The Company was seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Exchange Act. In furtherance thereof, we signed a Letter of Intent to acquire all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc., a Quebec corporation (“Emerald”). Emerald is a Canada based company engaged in the cultivation of cannabis because we are seeking a new business opportunity. On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, we acquired all of the issued and outstanding shares of common stock of Emerald and Emerald became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Share Exchange Agreement, executed between the Company and the shareholders of Emerald, we acquired all of the issued and outstanding shares of common stock of Emerald in exchange for the issuance of 20,000,000 restricted shares of the Company’s common stock. Paolo Gervasi and Calogero “Sal” Caruso were the sole shareholders of Emerald and received a total of 14 million shares of our common stock. The remaining 6,000,000 shares were issued to consultants, including 1,250,000 shares to our president, Gianfranco “John” Bentivoglio for services rendered as part of the negotiations of the Share Exchange Agreement. For more information regarding the acquisition of Emerald you are urged to read the Share Exchange Agreement in its entirety, which is attached as an exhibit to this Registration Statement. The transaction closed on February 27, 2018.

The 20,000,000 restricted shares of our common stock that were issued pursuant to the Share Exchange Agreement represented approximately 14% of the then issued and outstanding common stock of EPHS Holdings.

As a result of the transactions affected by the Share Exchange Agreement, Emerald became a wholly owned subsidiary of EPHS Holdings. Emerald is a development stage company with limited operations and no revenues to date. Emerald’s business plan is to cultivate and distribute cannabis entirely within Canada.

With the acquisition of Emerald, the Company will be dependent on Mr. Gervasi and Mr. Calegero to continue managing the operations of Emerald. At this time, we have no employment agreement with either and there can be no assurance that they will remain with the Company.

Business Operations

We currently have no operations and only nominal cash for ongoing business operations. Mr. Bentivoglio is currently funding the Company’s current operations in exchange for additional equity. However, there is no assurance that either Mr. Bentivoglio or a third party will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

The Company’s primary operating subsidiary, Emerald, is currently awaiting its commercial cultivation license, identified as a license for Access to Cannabis for Medical Purposes Regulation (“ACMPR”), from Health Canada. Only upon receipt of the ACMPR may the Company commence its commercial operations. While the Company anticipates receiving its ACMPR within the next 2-4 weeks, there can be no assurance that the license will be granted or that the conditions imposed upon the Company in connection with the license will not be materially burdensome. As of April 12, 2018, the Company has filed responses to Health Canada’s second request for information. The Company does not anticipate additional requests for information from Health Canada.

After Health Canada grants the Company its ACMPR license, the Company will commence cultivation of its initial cannabis crops. The initial crops will be submitted to Health Canada as part of the Company’s application for a sales license. The Company anticipates obtaining a sales license approximately 4 to 6 weeks thereafter. The Company plans to begin commercial sales within 4 months of receiving the ACMPR license.

Until such time that the Company can begin commercial operations, the Company will continue to rely on its existing cash reserves and additional funding from Mr. Bentivoglio. After the Company obtains the ACMPR license, the Company plans to seek additional debt and equity financing to fund its operations.

Presently, the Company has three full-time employees. Mr. Bentivoglio is the Company’s sole officer and director. Paolo Gervasi and Calogero “Sal” Caruso became employees of the Company after the Company’s acquisition of Emerald. None of the Company’s three employees collects a salary at this time. In the next twelve months, assuming the commencement of commercial operations, we expect to engage approximately 15 full-time employees and 10 temporary or part-time employees. The Company also anticipates entering into employment agreements with Messrs. Bentivoglio, Gervasi and Caruso in the near future.

Emerald

Emerald is the Company’s sole operating subsidiary. Emerald is based in Quebec, Canada and conducts its operations entirely within Canada. Emerald is awaiting approval of its application to Health Canada to secure a ACMPR commercial cultivation license.

After Emerald obtains its ACMPR, it will be required to apply for an additional sales license. In applying for a sales license for cannabis, Emerald will be required to submit its first two cannabis crops to Health Canada for inspection. The inspection will examine the cannabis for contaminants and environmental control. Once the license is granted, Emerald be able to sell cannabis to licensed distributors throughout Canada. While Emerald has not yet entered into any agreements or other arrangements with licensed distributors, Emerald plans to only sell to distributors who will distribute its cannabis solely in Canada.

Results of Operation

Three Months Ended March 31, 2018 Compared to the Three Months ended March 31, 2017

Revenues and Cost of Sales

Emerald generated no revenues in either the three months ended March 31, 2018 or the three months ended March 31, 2017. As a result, Emerald did not generate any cost of sales for the three months ended March 31, 2018 or the three months ended March 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $36,799 and $35,876 for the three months ended March 31, 2018 and 2017, respectively. Selling, general and administrative expenses stayed relatively the same, with a small increase of $923. The SG&A for the three months ended March 31, 2018 consisted primarily of depreciation expense, utilities, and rent expense.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. Mr. Bentivoglio is currently funding the Company’s current operations in exchange for additional equity. However, there is no assurance that either Mr. Bentivoglio or a third party will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

Net cash provided by operating activities for the six months ending March 31, 2018 and 2017 was $816,624 and $(25,145), respectively.

Net cash provided by financing activities for the three months ending March 31, 2018 and 2017 was $(743,628) and $36,187 respectively.

At March 31, 2018 and 2017 Emerald had cash of $589 and $13,574 and total assets of $106,375 and $44,044. Liabilities totaled $99,656 and $800,431 of which $56,085 and $794,317 were due to related parties.

The accumulated deficit for Emerald at March 31, 2018 totaled $(772,351) as compared to $(735,552) at March 31, 2017.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 – “Summary of Significant Accounting Policies” to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 4.  Controls and Procedures.

 Mr. Bentivoglio, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018. Based on this evaluation, Mr. Bentivoglio concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the three months ended March 31, 2018 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

No proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2018 the Company issued 20 million shares of its common stock to the former shareholders of Emerald, as consideration for the acquisition, and certain consultants, as consideration for services provided in connection with the negotiation of the acquisition of Emerald.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

One June 25, 2018, the Board of Directors appointed Gianfranco (John) Bentivoglio as the Chief Financial Officer of the Company. Mr. Bentivoglio also serves as the Company’s President, Chief Executive Officer, Secretary, and Treasurer. Mr. Bentivoglio is also the sole director on the Company’s Board of Directors. Mr. Bentivoglio has over 30 years of business experience in finance, consulting, operations and strategic planning, Mr. Bentivoglio brings to the Company a vision to make strategic acquisitions which will lay the foundation for the Company’s future growth. Since October 2017 he has served as the president of EPHS, Inc. From 2012 through November 2017 he served as the director, president and CEO of Event Cardio Group, (OTCQB: ECGI) a Canada based company engaged in inventing, developing and building a cardiac monitoring device that was capable of both Loop Event Recording and Holter monitoring based on a wireless and leadless advanced cardiac monitoring system for diagnostic evaluation. Since 1996 he served as the executive vice present of Profits Consultants, Inc., a Houston, Texas based company which provides consulting services to developmental stage and operating companies in a variety of fields. Prior thereto, Mr. Bentivoglio spent over 30 years in the hospitality industry owning and operating a variety of hotels and restaurants while continuing to work with Profit Consultants.

Item 6.  Exhibits.

Exhibits	Description
31	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

———————

*

To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPHS HOLDINGS, INC.

Date: June 28, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Executive Officer

Date: June 28, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Financial Officer, Principal Accounting Officer