Form 10-Q/A
period 2018-03-31
EPHS HOLDINGS, INC.
filed 2018-07-03
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

EPHS Holding, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101. This Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 28, 2018.

Item 6.  Exhibits.

Exhibits	Description
31	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPHS HOLDINGS, INC.

Date: July 3, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Executive Officer

Date: July 3, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Financial Officer, Principal Accounting Officer