Form 10-Q
period 2018-06-30
EPHS HOLDINGS, INC.
filed 2018-08-20
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(212) 321-0091

(Registrant's telephone number, including area code)

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of August 20, 2018, the registrant had 133,625,892 shares of common stock outstanding.

EPHS HOLDINGS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,735	$4,195
Sales tax receivable	2,536	4,066
Prepaid expenses and other current assets	7,132	—
Total current assets	39,403	8,261

Property and equipment	109,508	28,917
Security deposit	6,571	6,866
Total assets	$155,482	$44,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$30,136	$6,114
Due to related party - note payable	4,177	794,317
Total liabilities	34,313	800,431

Stockholders' deficit
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 133,625,892 and 20,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	133,626	20,000
Additional paid in capital	936,690	(19,920)
Accumulated deficit	(914,337)	(735,552)
Accumulated other comprehensive loss	(34,810)	(20,915)
Total stockholders' deficit	121,169	(756,387)
Total liabilities and stockholders' deficit	$155,482	$44,044

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses	178,785	86,993	80,428	51,118

Gain (Loss) from Operations	(178,785)	(86,993)	(80,428)	(51,118)

Other income (expense)	—	—	—	—

Federal income tax expense	—	—	—	—

Net income (loss)	$(178,785)	$(86,993)	$(80,428)	$(51,118)

Other comprehensive loss
Foreign currency translation gain (loss)	(13,895)	(21,869)	(3,332)	(17,360)
Total comprehensive loss	$(192,680)	(108,862)	$(83,760)	$(68,478)

Weighted average shares - basic and diluted	128,856,002	42,850,892	128,856,002	42,850,892
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(178,785)	$(86,993)
Adjustments to reconcile net loss to net cash
Depreciation expense	26,684	20,397
Changes in operating assets and liabilities:
Sales tax receivable	1,355	89
Accounts payable	17,687	240
Prepaid expenses	(7,132)	2,301
CASH USED IN OPERATING ACTIVITIES	(140,191)	(63,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(107,770)	—
CASH USED IN INVESTING ACTIVITIES	(107,770)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable to shareholders	16,351	75,167
Capital contribution	264,721	—
CASH PROVIDED BY FINANCING ACTIVITIES	281,072	75,167

Effect of translation changes on cash	(7,571)	(6,631)

Change in cash and cash equivalents	25,540	4,570

Cash, beginning of period	4,195	2,336

Cash, end of period	$29,735	$6,906

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

EPHS Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on January 28, 1999. The Company's original plan was to build and use technology to mine gold, platinum, precious metals and rare earth metals in situ from seawater and from slurries created from land based ores. The Company was originally known as Quantum Induction Technology, Inc.  On November 30, 2011 the Company changed its name to Quantumbit, Inc. and continued to operate under this name until September 25, 2013 when the Company's name was changed to Sertant, Inc.

The Company ceased operations in January 2015.

In February 2017, one of the Company's shareholder sued the Company for breach of fiduciary duties of care, loyalty and good faith to the Company's shareholders. In July 2017, the court appointed an exclusive receiver over the Company. In September 2017, the Company entered into an agreement with the shareholder and the receiver to resolve the legal claim by issuing 4,750,000 shares of common stock to the shareholder. In January 2018, the Company's name was changed to EPHS Holdings, Inc.

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75 million shares of the Company's common stock for $110,000 which represented approximately 62% of the Company's issued and outstanding shares of common stock.

On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc. (“Emerald”), all of Emerald's outstanding debt to shareholders was forgiven, and Emerald became the wholly owned subsidiary of the Company in a reverse merger (the “Merger”). Pursuant to the Merger, all of the issued and outstanding shares of Emerald common stock were converted, at an exchange ratio of 200,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Emerald becoming a wholly owned subsidiary of the Company. The accompanying financial statements’ share information has been retroactively adjusted to reflect the exchange ratio in the Merger.

Under generally accepted accounting principles in the United States (“US GAAP”), because the combined entity will be dependent on Emerald's senior management, the merger was accounted for as a recapitalization effected by a share exchange, wherein Emerald is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Emerald have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Emerald and are recorded at the historical cost basis of Emerald.

The Company's fiscal year end is December 31.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with US GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2017 and notes thereto contained in the Company's Registration Statement on Form 10.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For financial reporting purposes, the financial statements are translated into the Company's reporting currency, USD. Asset, liability and equity accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholder's equity (deficit).

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

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

The Company's financial instruments, as defined by ASC subtopic 825-10, “Financial Instrument” (“ASC 825-10”), include cash and cash equivalents, accounts payable, convertible note payable and amounts due to shareholders. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2018.

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

Net Loss Per Share, Basic and Diluted

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2018.

Related Party Transactions

The Company follows the guidance in ASC 850. The Company discloses related transactions and certain common control relationships. Transactions between related parties are related party transactions even though they may not be given accounting recognition.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

Recent Accounting Pronouncements

The Company has reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter the previous US GAAP and do not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

Initial Adoption —On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue. The Company applied the modified retrospective approach to all contracts when adopting ASC 606. The adoption of ASC 606 did not have a impact on the results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its results of operations for the remainder of 2018 and on a prospective basis.

In February 2016, the FASB issued an accounting standard update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning January 1, 2020. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In August 2016, the FASB issued an accounting standard update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has no revenues. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

	June 30,	December 31,
Classification	2018	2017
Furniture	$117,244	$9,899
Leasehold improvements	201,597	210,636
Total cost of property and equipment	318,841	220,535
Accumulated depreciation	(209,333)	(191,618)
Property and equipment, net	$109,508	$28,917

The Company had Property and Equipment acquisitions of $107,770 for the six months ended June 30, 2018.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, Paolo Gervasi and Calogero Caruso loaned the Company $6,199 and $6,200, respectively as non-interest-bearing loans.  On February 27, 2018, all loans by Paolo Gervasi and Calogero Caruso were forgiven in exchange for shares of the Company, pursuant to the terms and conditions of the Share Exchange Agreement. As of June 30, 2018, no further obligations from the Company to either Mr. Caruso or Mr. Calogero remain.

NOTE 6 - LEASE AGREEMENTS

On October 21, 2012, the Company entered into a rental agreement for an office and grow space of 8,387 square feet. The Company renewed the rental agreement on December 1, 2015 with a base gross rent of approximately $4.57 per square foot and security deposit of $6,571. The Company will owe monthly rental payments of approximately $3,282 until the rental agreement terminates on November 30, 2018.

NOTE 7 - CAPITAL STOCK

On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Emerald, all of Emerald's outstanding debt to shareholders was forgiven, and Emerald became the wholly owned subsidiary of the Company in a reverse merger, or the Merger.

On February 27, 2018, pursuant to the Merger, all of the issued and outstanding shares of Emerald common stock were converted, at an exchange ratio of 200,000-for-1 into an aggregate of 20,000,000 shares of the Company's common stock.

On April 5, 2018 the Company issued 25,000 shares for services pursuant to a Consulting Agreement.

NOTE 8 - SUBSEQUENT EVENT

There are no other events of a subsequent nature that in management's opinion are reportable as of August 20, 2018.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS”“ THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EPHS HOLDINGS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, “RISK FACTORS” OF THE COMPANY'S REGISTRATION STATEMENT ON FORM 10, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND THE RISKS ASSOCIATED WITH A SMALLER REPORTING COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS, EXCEPT AS REQUIRED BY LAW.

As used herein, the term “the Company,” “we,” “us, “and” “our” refer to EPHS Holdings, Inc., a Nevada corporation, unless otherwise noted.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

The Company's original plan was to build and use technology to mine gold, platinum, precious metals and rare earth metals in situ from seawater and from slurries created from land-based ores. The Company's property was located in Nevada. The Company also explored developing technology to selectively electroplate precious and rare earth metals from solution or seawater onto collector electrodes. These endeavors were not successful, and the Company has since ceased operations with respect to these endeavors.

With no operations, the Company was placed into receivership on February 15, 2017 (Case No. 2017-10544, as filed in the District Court of Harris County, Texas, 151st Judicial District) and remained in receivership until December 2017. In July 2017, the court appointed Angela Collette as exclusive receiver over the Company. Angela Collette was also appointed as the Company's president. In February 2017, one of the Company's shareholders sued the Company for breach of fiduciary duties of care, loyalty and good faith to the Company's shareholders. In September 2017, the Company entered into an agreement with the shareholder and the receiver to resolve the legal claim by issuing 4,750,000 shares of common stock to the shareholder. On January 11, 2018, the Company's name was changed to EPHS Holdings, Inc.

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75 million shares of the Company's common stock for $110,000 which represented approximately 62% of the Company's issued and outstanding shares of common stock.

The Company was seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desired to utilize our status as a reporting corporation under the Exchange Act. In furtherance thereof, we signed a Letter of Intent to acquire all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc., a Quebec corporation (“Emerald”). Emerald is a Canada based company engaged in the cultivation of cannabis. On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, we acquired all of the issued and outstanding shares of common stock of Emerald and Emerald became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Share Exchange Agreement, executed between the Company and the shareholders of Emerald, we acquired all of the issued and outstanding shares of common stock of Emerald in exchange for the issuance of 20,000,000 restricted shares of the Company's common stock. Paolo Gervasi and Calogero “Sal” Caruso were the sole shareholders of Emerald and received a total of 14 million shares of our common stock. The remaining 6,000,000 shares were issued to consultants, including 1,250,000 shares to our president, Gianfranco “John” Bentivoglio for services rendered as part of the negotiations of the Share Exchange Agreement. For more information regarding the acquisition of Emerald you are urged to read the Share Exchange Agreement in its entirety, which is attached as an exhibit to our Form 10 Registration Statement, initially filed with the Securities and Exchange Commission on February 23, 2018. The transaction closed on February 27, 2018.

The 20,000,000 restricted shares of our common stock that were issued pursuant to the Share Exchange Agreement represented approximately 14% of the then issued and outstanding common stock of EPHS Holdings.

As a result of the transactions affected by the Share Exchange Agreement, Emerald became a wholly owned subsidiary of EPHS Holdings. Emerald is a development stage company with limited operations and no revenues to date. Emerald's business plan is to cultivate and distribute cannabis entirely within Canada.

With the acquisition of Emerald, the Company will be dependent on Mr. Gervasi and Mr. Calegero to continue managing the operations of Emerald. At this time, we have no employment agreement with either and there can be no assurance that they will remain with the Company.

Business Operations

We currently have no operations and only nominal cash for ongoing business operations. Mr. Bentivoglio is currently funding the Company's current operations in exchange for additional equity. However, there is no assurance that either Mr. Bentivoglio or a third party will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

The Company's primary operating subsidiary, Emerald, is currently awaiting its commercial cultivation license, identified as a license for Access to Cannabis for Medical Purposes Regulation (“ACMPR”), from Health Canada. Only upon receipt of the ACMPR may the Company commence its commercial operations. While the Company anticipates receiving its ACMPR within the next 2-3 weeks, there can be no assurance that the license will be granted or that the conditions imposed upon the Company in connection with the license will not be materially burdensome. As of August 17, 2018, the Company has filed responses to Health Canada's second request for information. The Company does not anticipate additional requests for information from Health Canada.

After Health Canada grants the Company its ACMPR license, the Company will commence cultivation of its initial cannabis crops. The initial crops will be submitted to Health Canada as part of the Company's application for a sales license. The Company anticipates obtaining a sales license approximately 4 to 6 weeks thereafter. The Company plans to begin commercial sales within 4 months of receiving the ACMPR license.

Until such time that the Company can begin commercial operations, the Company will continue to rely on its existing cash reserves and additional funding from Mr. Bentivoglio. After the Company obtains the ACMPR license, the Company plans to seek additional debt and equity financing to fund its operations.

Presently, the Company has three full-time employees. Mr. Bentivoglio is the Company's sole officer and director. Paolo Gervasi and Calogero “Sal” Caruso became employees of the Company after the Company's acquisition of Emerald. None of the Company's three employees collects a salary at this time. In the next twelve months, assuming the commencement of commercial operations, we expect to engage approximately 15 full-time employees and 10 temporary or part-time employees. The Company also anticipates entering into employment agreements with Messrs. Bentivoglio, Gervasi and Caruso in the near future.

Emerald

Emerald is the Company's sole operating subsidiary. Emerald is based in Quebec, Canada and conducts its operations entirely within Canada. Emerald is awaiting approval of its application to Health Canada to secure a ACMPR commercial cultivation license.

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

Results of Operation

Six Months Ended June 30, 2018 Compared to the Six Months ended June 30, 2017

Revenues and Cost of Sales

The Company generated no revenues in either the six months ended June 30, 2018 or the six months ended June 30, 2017. As a result, the Company did not generate any cost of sales for the six months ended June 30, 2018 or the six months ended June 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $178,785 and $86,993 for the six months ended June 30, 2018 and 2017, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

Three Months Ended June 30, 2018 Compared to the Three Months ended June 30, 2017

Revenues and Cost of Sales

The Company generated no revenues in either the three months ended June 30, 2018 or the three months ended June 30, 2017. As a result, the Company did not generate any cost of sales for the three months ended June 30, 2018 or the three months ended June 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $80,428 and $51,118 for the three months ended June 30, 2018 and 2017, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. Mr. Bentivoglio is currently funding the Company's current operations in exchange for additional equity. However, there is no assurance that either Mr. Bentivoglio or a third party will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

Net cash used by operating activities for the six months ending June 30, 2018 and 2017 was $140,191 and $63,966, respectively.

Net cash provided by financing activities for the six months ending June 30, 2018 and 2017 was $281,072 and $75,167 respectively.

At June 30, 2018 and 2017 the Company had cash of $29,735 and $6,906 and total assets of $155,482 and $66,930. Liabilities totaled $34,313 and $721,148 of which $4,177 and $715,204 were due to related parties.

The accumulated deficit for the Company at June 30, 2018 totaled $(914,337) as compared to $(633,843) at June 30, 2017.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 4.  Controls and Procedures.

Mr. Bentivoglio, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018. Based on this evaluation, Mr. Bentivoglio concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the six months ended June 30, 2018 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 5, 2018 the Company entered into a Consulting Agreement with a third party to provide consulting services in connection with the Company’s preparation of an ACMPR license application. In consideration for the consulting services, the Company issued 25,000 shares of common stock to the third party.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On June 25, 2018, the Board of Directors appointed Gianfranco (John) Bentivoglio as the Chief Financial Officer of the Company. Mr. Bentivoglio also serves as the Company's President, Chief Executive Officer, Secretary, and Treasurer. Mr. Bentivoglio is also the sole director on the Company's Board of Directors. Mr. Bentivoglio has over 30 years of business experience in finance, consulting, operations and strategic planning, Mr. Bentivoglio brings to the Company a vision to make strategic acquisitions which will lay the foundation for the Company's future growth. Since October 2017 he has served as the president of EPHS, Inc. From 2012 through November 2017 he served as the director, president and CEO of Event Cardio Group, (OTCQB: ECGI) a Canada based company engaged in inventing, developing and building a cardiac monitoring device that was capable of both Loop Event Recording and Holter monitoring based on a wireless and leadless advanced cardiac monitoring system for diagnostic evaluation. Since 1996 he has served as the executive vice present of Profits Consultants, Inc., a Houston, Texas based company which provides consulting services to developmental stage and operating companies in a variety of fields. Prior thereto, Mr. Bentivoglio spent over 30 years in the hospitality industry owning and operating a variety of hotels and restaurants while continuing to work with Profit Consultants.

Item 6.  Exhibits.

Exhibits	Description
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPHS HOLDINGS, INC.

Date: August 20, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Executive Officer

Date: August 20, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Financial Officer, Principal Accounting Officer