Form 10-Q/A
period 2018-03-31
EPHS HOLDINGS, INC.
filed 2018-08-24
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EPHS HOLDINGS, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarterly period ended March 31, 2018, which was filed with the United States Securities and Exchange Commission (“SEC”) on June 28, 2018 (the "Original Filing"), to reflect restatements of the Consolidated Balance Sheets at March 31, 2018, and the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and the related notes thereto. We intend to file our Quarterly Report on Form 10-Q for the six months ended June 30, 2018, which will include consolidated financial statements and selected financial data for the three months ended March 31, 2018, which are restated (the “Restated Periods”).

In connection with preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, we identified a cash account related to the capital investment from EPHS, Inc. was omitted from our historical financial statements, including for the three months ended March 31, 2018. Accordingly, we have restated Consolidated Financial Statements for the three months ended March 31, 2018 to reflect the correction of the misstatements. Refer to Item 1. Note 2 for additional information on the restatement.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Consolidated Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not reflect events occurring after the date of the Original Filing and should be read in conjunction with our filings with the SEC subsequent to date of the Original Filing, in each case as those filings may have been superseded or amended.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
	Restated
ASSETS
Current assets
Cash and cash equivalents	$72,691	$4,195
Sales tax receivable	3,409	4,066
Prepaid expenses and other current assets	8,035	—
Total current assets	84,135	8,261

Property and equipment	114,409	28,917
Security deposit	6,692	6,866
Total assets	$205,236	$44,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$41,316	$6,114
Due to related party - note payable	3,917	794,317
Total liabilities	45,233	800,431

Stockholders' deficit
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 133,600,892 and 20,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	133,601	20,000
Additional paid in capital	891,790	(19,920)
Accumulated deficit	(833,909)	(735,552)
Accumulated other comprehensive loss	(31,479)	(20,915)
Total stockholders' deficit	160,003	(756,387)
Total liabilities and stockholders' deficit	$205,236	$44,044

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	Restated
Total revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses	98,357	35,876

Gain (Loss) from Operations	(98,357)	(35,876)

Other income (expense)	—	—

Federal income tax expense	—	—

Net income (loss)	$(98,357)	$(35,876)

Other comprehensive loss
Foreign currency translation gain (loss)	(10,564)	(4,509)
Total comprehensive loss	$(108,921)	(40,385)

Weighted average shares - basic and diluted	124,034,225	42,850,892
Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

 EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(98,357)	$(35,876)
Adjustments to reconcile net loss to net cash
Depreciation expense	13,348	10,239
Changes in operating assets and liabilities:
Sales tax receivable	553	492
Accounts payable	28,758	—
Prepaid expenses	(8,035)	—
CASH USED IN OPERATING ACTIVITIES	(63,733)	(25,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(99,298)	—
CASH USED IN INVESTING ACTIVITIES	(99,298)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable to shareholders	16,316	36,187
Decrease in loan payable from debt relief	219,796	—
CASH PROVIDED BY FINANCING ACTIVITIES	236,112	36,187

Effect of translation changes on cash	(4,585)	196

Change in cash and cash equivalents	68,496	11,238

Cash, beginning of period	4,195	2,336

Cash, end of period	$72,691	$13,574

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

The accompanying Consolidated Balance Sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited interim financial statements and related notes have been prepared in accordance with US GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2017 and notes thereto contained in the Company's Registration Statement on Form 10.

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

Restatement

In connection with preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, we identified a cash account related to the capital investment from EPHS, Inc. was omitted from our historical financial statements, including for the three months ended March 31, 2018. Accordingly, we have restated Consolidated Financial Statements for the three months ended March 31, 2018 to reflect the correction of the misstatements.

The Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows, and Notes 4 and 5 in these financial statements were updated to reflect the restatement.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

The tables below present the impact of the changes to our Consolidated Financial Statement line items in our Original Filing:

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018

	Previously Reported	Omitted Bank Activities	Restated

ASSETS
Current assets
Cash and cash equivalents	$589	$72,102	$72,691
Sales tax receivable	3,409	—	3,409
Prepaid expenses and other current assets	3,035	5,000	8,035
Total current assets	7,033	77,102	84,135

Property and equipment	92,650	21,759	114,409
Security deposit	6,692	—	6,692
Total assets	$106,375	$98,861	$205,236

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$43,571	$(2,255)	$41,316
Due to related party - note payable	56,085	(52,168)	3,917
Total liabilities	99,656	(54,423)	45,233

Stockholders' deficit
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 133,600,892 and 20,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	133,601	—	133,601
Additional paid in capital	671,994	219,796	891,790
Accumulated deficit	(772,351)	(61,558)	(833,909)
Accumulated other comprehensive loss	(26,525)	(4,954)	(31,479)
Total stockholders' deficit	6,719	153,284	160,003
Total liabilities and stockholders' deficit	$106,375	$98,861	$205,236

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2018

	Previously Reported	Omitted Bank Activities	Restated
Total revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—

Operating expenses	36,799	61,558	98,357

Gain (Loss) from Operations	(36,799)	(61,558)	(98,357)

Other income (expense)	—		—

Federal income tax expense	—		—

Net income (loss)	$(36,799)	$(61,558)	$(98,357)

Other comprehensive loss
Foreign currency translation gain (loss)	(5,610)	(4,954)	(10,564)
Total comprehensive loss	$(42,409)	$(66,512)	$(108,921)

Weighted average shares - basic and diluted	124,034,225	—	124,034,225
Loss per share - basic and diluted	$(0.00)	$—	$(0.00)

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2018

	Previously Reported	Omitted Bank Activities	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,799)	$(61,558)	$(98,357)
Adjustments to reconcile net loss to net cash
Depreciation expense	12,778	570	13,348
Paid in capital for extinguishment of debt	812,113	(812,113)	—
Changes in operating assets and liabilities:
Sales tax receivable	553	—	553
Accounts payable	31,013	(2,255)	28,758
Prepaid expenses	(3,035)	(5,000)	(8,035)
CASH USED IN OPERATING ACTIVITIES	816,624	(880,356)	(63,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(76,982)	(22,316)	(99,298)
CASH USED IN INVESTING ACTIVITIES	(76,982)	(22,316)	(99,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable to shareholders	68,485	(52,169)	16,316
Decrease in loan payable from debt relief	(812,113)	1,031,909	219,796
CASH PROVIDED BY FINANCING ACTIVITIES	(743,628)	979,740	236,112

Effect of translation changes on cash	380	(4,965)	(4,585)

Change in cash and cash equivalents	(3,606)	72,102	68,496

Cash, beginning of period	4,195	—	4,195

Cash, end of period	$589	$72,102	$72,691

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

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

	March 31,	December 31,
Classification	2018	2017
	Restated
Furniture	$108,948	$9,899
Leasehold improvements	205,325	210,636
Total cost of property and equipment	314,273	220,535
Accumulated depreciation	(199,864)	(191,618)
Property and equipment, net	$114,409	$28,917

The Company had Property and Equipment acquisitions of $99,298 for the three months ended March 31, 2018.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 8 - SUBSEQUENT EVENT

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Restatement

In connection with preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, we identified a cash account related to the capital investment from EPHS, Inc. was omitted from our historical financial statements, including for the three months ended March 31, 2018. Accordingly, we have restated Consolidated Financial Statements for the three months ended March 31, 2018 to reflect the correction of the misstatements.

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

The Company's primary operating subsidiary, Emerald, is currently awaiting its commercial cultivation license, identified as a license for Access to Cannabis for Medical Purposes Regulation (“ACMPR”), from Health Canada. Only upon receipt of the ACMPR may the Company commence its commercial operations. While the Company anticipates receiving its ACMPR within the next 2-4 weeks, there can be no assurance that the license will be granted or that the conditions imposed upon the Company in connection with the license will not be materially burdensome. As of April 12, 2018, the Company has filed responses to Health Canada's second request for information. The Company does not anticipate additional requests for information from Health Canada.

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

Results of Operation

Three Months Ended March 31, 2018 Compared to the Three Months ended March 31, 2017

Revenues and Cost of Sales

The Company generated no revenues in either the three months ended March 31, 2018 or the three months ended March 31, 2017. As a result, the Company did not generate any cost of sales for the three months ended March 31, 2018 or the three months ended March 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $98,357 and $35,876 for the three months ended March 31, 2018 and 2017, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

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

Net cash used by operating activities for the three months ending March 31, 2018 and 2017 was $(63,733) and $(25,145), respectively.

Net cash provided by financing activities for the three months ending March 31, 2018 and 2017 was $236,112 and $36,187 respectively.

At March 31, 2018 and 2017 the Company had cash of $72,691 and $13,574 and total assets of $205,236 and $79,388. Liabilities totaled $45,233 and $665,129 of which $3,917 and $659,574 were due to related parties.

The accumulated deficit for the Company at March 31, 2018 totaled $(833,909) as compared to $(582,725) at March 31, 2017.

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

There was no change during the three months ended March 31, 2018 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EPHS HOLDINGS, INC.

Date: August 24, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Executive Officer

Date: August 24, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Financial Officer, Principal Accounting Officer