Form 10-Q
period 2018-09-30
EPHS HOLDINGS, INC.
filed 2018-11-14
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of October 11, 2018, the registrant had 58,625,892 shares of common stock outstanding.

EPHS HOLDINGS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$68,187	$4,195
Sales tax receivable	3,876	4,066
Prepaid expenses and other current assets	6,299	—
Total current assets	78,362	8,261

Property and equipment	124,491	28,917
Security deposit	6,690	6,866
Total assets	$209,543	$44,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$46,071	$6,114
Due to related party - note payable	4,368	794,317
Total liabilities	50,439	800,431

Stockholders' deficit
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 58,625,892 and 20,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	58,626	20,000
Additional paid in capital	1,161,355	(19,920)
Accumulated deficit	(1,026,314)	(735,552)
Accumulated other comprehensive loss	(34,563)	(20,915)
Total stockholders' deficit	159,104	(756,387)
Total liabilities and stockholders' deficit	$209,543	$44,044

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses	290,762	128,874	111,977	41,881

Gain (Loss) from Operations	(290,762)	(128,874)	(111,977)	(41,881)

Other income (expense)	—	—	—	—

Federal income tax expense	—	—	—	—

Net income (loss)	$(290,762)	$(128,874)	$(111,977)	$(41,881)

Other comprehensive loss
Foreign currency translation gain (loss)	(13,648)	(48,312)	247	(26,443)
Total comprehensive loss	$(304,410)	(177,186)	$(111,730)	$(68,324)

Weighted average shares - basic and diluted	123,595,306	42,850,892	123,595,306	42,850,892
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		Paid	Accumulated	comprehensive
	Shares	Amount	in Capital	Deficit	gain (loss)	Total
BALANCES, December 31, 2017	20,000,000	$20,000	$(19,920)	$(735,552)	$(20,915)	$(756,387)
Recap of EPHS Holdings, Inc.	113,600,892	113,601	(120,199)	—	—	(6,598)
Debt forgiveness by shareholders	—	—	812,113	—	—	812,113
Foreign currency translation	—	—	—	—	(10,564)	(10,564)
Capital contribution	—	—	219,796	—	—	219,796
Net Income	—	—	—	(98,357)	—	(98,357)
BALANCES, March 31, 2018	133,600,892	133,601	891,790	(833,909)	(31,479)	160,003
Issuance of common stock for consulting services	25,000	25	(25)	—	—	—
Capital contribution	—	—	44,925	—	—	44,925
Foreign currency translation	—	—	—	—	(3,331)	(3,331)
Net Income	—	—	—	(80,428)	—	(80,428)
BALANCES, June 30, 2018	133,625,892	133,626	936,690	(914,337)	(34,810)	121,169
Cancellation of common stock	(75,000,000)	(75,000)	75,000	—	—	—
Capital contribution	—	—	149,665	—	—	149,665
Foreign currency translation	—	—	—	—	247	247
Net Income	—	—	—	(111,977)	—	(111,977)
BALANCES, September 30, 2018	58,625,892	$58,626	$1,161,355	$(1,026,314)	$(34,563)	$159,104

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(290,762)	$(128,874)
Adjustments to reconcile net loss to net cash
Depreciation expense	39,844	31,310
Changes in operating assets and liabilities:
Sales tax receivable	85	567
Accounts payable	33,516	229
Prepaid expenses	(6,299)	2,394
CASH USED IN OPERATING ACTIVITIES	(223,616)	(94,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(136,048)	—
CASH USED IN INVESTING ACTIVITIES	(136,048)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable to shareholders	16,762	103,692
Capital contribution	414,386	—
CASH PROVIDED BY FINANCING ACTIVITIES	431,148	103,692

Effect of translation changes on cash	(7,492)	(9,428)

Change in cash and cash equivalents	63,992	(110)

Cash, beginning of period	4,195	2,336

Cash, end of period	$68,187	$2,226

NON-CASH DISCLOSURES
Interest expense paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

EPHS Holdings, Inc. (the "Company") was incorporated in the State of Nevada on January 28, 1999. The Company's original plan was to build and use technology to mine gold, platinum, precious metals and rare earth metals in situ from seawater and from slurries created from land based ores. The Company was originally known as Quantum Induction Technology, Inc. On November 30, 2011 the Company changed its name to Quantumbit, Inc. and continued to operate under this name until September 25, 2013 when the Company's name was changed to Sertant, Inc.

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

On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc. ("Emerald"), all of Emerald's outstanding debt to shareholders was forgiven, and Emerald became the wholly owned subsidiary of the Company in a reverse merger (the "Merger"). Pursuant to the Merger, all of the issued and outstanding shares of Emerald common stock were converted, at an exchange ratio of 200,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Emerald becoming a wholly owned subsidiary of the Company. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Merger.

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Emerald's senior management, the merger was accounted for as a recapitalization effected by a share exchange, wherein Emerald is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Emerald have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Emerald and are recorded at the historical cost basis of Emerald.

The Company's fiscal year end is December 31.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with US GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2017 and notes thereto contained in the Company's Registration Statement on Form 10.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Foreign Exchange Translation

The functional currency of the subsidiary is the Canadian Dollar ("CAD"). For financial statement purposes, the reporting currency is the United States Dollar ("USD").

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

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Impairment of Long-lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC Topic 360, "Property, Plant and Equipment" ("ASC 360"). The test for impairment is required to be performed by management at least annually. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

The Company's financial instruments, as defined by ASC subtopic 825-10, "Financial Instrument" ("ASC 825-10"), include cash and cash equivalents, accounts payable, convertible note payable and amounts due to shareholders. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2018.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of ASC 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Sales Tax Receivable

The Company is charged approximately 15% sales taxes on all taxable purchases. The rates are a blend of Federal (Canada) and Provincial (Quebec). The Company is reimbursed for all sales taxes paid to suppliers. The Company does not charge sales taxes on supplies as it has no revenues.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Net Loss Per Share, Basic and Diluted

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2018.

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

Initial Adoption -On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board ("FASB") and codified in the FASB Accounting Standards Codification ("ASC") as topic 606 ("ASC 606"). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company's revenue recognition policies and significant judgments employed in the determination of revenue. The Company applied the modified retrospective approach to all contracts when adopting ASC 606. The adoption of ASC 606 did not have an impact on the results of operations for the three and nine months ended September 30, 2018, and the Company does not expect it to have a material impact on its results of operations for the remainder of 2018 and on a prospective basis.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has no revenues. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

	September 30,	December 31,
Classification	2018	2017
Furniture	$145,694	$9,899
Leasehold improvements	205,246	210,636
Total cost of property and equipment	350,940	220,535
Accumulated depreciation	(226,449)	(191,618)
Property and equipment, net	$124,491	$28,917

The Company had Property and Equipment acquisitions of $136,048 for the nine months ended September 30, 2018.

NOTE 5 - LEASE AGREEMENTS

On October 21, 2012, the Company entered into a rental agreement for an office and grow space of 8,387 square feet. The Company renewed the rental agreement on December 1, 2015 with a base gross rent of approximately $4.65 per square foot and security deposit of $6,690. The Company will owe monthly rental payments of approximately $3,257 until the rental agreement terminates on November 30, 2018.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 6 - CAPITAL STOCK

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

On September 6, 2018, the Company cancelled 75,000,000 outstanding shares.

NOTE 7 - SUBSEQUENT EVENT

On September 27, 2018, the Company entered into a binding Letter of Intent (the “LOI”) with Merritt Valley Cannabis Company Corp. (“MVC”), a Canadian corporation engaged in providing low cost energy, project plans, intellectual property and proprietary business plans for the cannabis industry. The LOI contemplates that the Company will purchase all of the issued and outstanding shares of MVC in consideration for new issuance of 8,100,000 shares of the Company’s common stock.

On November 5, 2018, a Share Exchange Agreement was executed between the Company, MVC and MVC Shareholders pursuant to which, the Company agreed to acquire all of the issued and outstanding MVC shares for an aggregate of 8,100,000 shares of EPHS common stock, par value $.001 per share.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EPHS HOLDINGS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, "RISK FACTORS" OF THE COMPANY'S REGISTRATION STATEMENT ON FORM 10, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND (I) THE RISK THAT THE PROPOSED TRANSACTION (THE "TRANSACTION") BETWEEN THE COMPANY AND MERRITT VALLEY CANNABIS COMPANY CORP ("MVC") MAY NOT BE COMPLETED ON JANUARY 2, 2019, WHICH MAY ADVERSELY AFFECT THE COMPANY’S BUSINESS AND THE PRICE OF THE COMPANY’S STOCK; (II) THE FAILURE TO SATISFY THE CONDITIONS TO THE CONSUMMATION OF THE TRANSACTION; THE RISKS ASSOCIATED WITH A SMALLER REPORTING COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS, EXCEPT AS REQUIRED BY LAW.

As used herein, the term "the Company," "we," "us, "and" "our" refer to EPHS Holdings, Inc., a Nevada corporation, unless otherwise noted.

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

The Company was seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desired to utilize our status as a reporting corporation under the Exchange Act. In furtherance thereof, the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc., a Quebec corporation ("Emerald"). Emerald is a Canada based company engaged in the cultivation of cannabis. On February 27, 2018, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Emerald and Emerald became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Share Exchange Agreement, executed between the Company and the shareholders of Emerald, the Company acquired all of the issued and outstanding shares of common stock of Emerald in exchange for the issuance of 20,000,000 restricted shares of the Company's common stock. Paolo Gervasi and Calogero "Sal" Caruso were the sole shareholders of Emerald and received a total of 14 million shares of our common stock. The remaining 6,000,000 shares were issued to consultants, including 1,250,000 shares to our president, Gianfranco "John" Bentivoglio for services rendered as part of the negotiations of the Share Exchange Agreement. For more information regarding the acquisition of Emerald you are urged to read the Share Exchange Agreement in its entirety, which is attached as an exhibit to the Company’s Form 10 Registration Statement, initially filed with the Securities and Exchange Commission on February 23, 2018. The transaction closed on February 27, 2018.

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

Since the acquisition of Emerald, the Company has been dependent on Mr. Gervasi and Mr. Calegero to manage the operations of Emerald. At this time, we have no employment agreement with either and there can be no assurance that they will remain with the Company.

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

On October 12, 2018 the Company received approval for its commercial cultivation license, identified as a license for Access to Cannabis for Medical Purposes Regulation (“ACMPR”), from Health Canada. Now, the Company can produce products for medicinal use, such as, licenses products, dried or fresh cannabis, cannabis oil, starting material and plants. The initial crops will be submitted to Health Canada as part of the Company's application for a sales license. The Company anticipates obtaining a sales license approximately 4 to 6 weeks thereafter. The Company plans to begin commercial sales within 4 months of receiving the sales license.

Until such time that the Company can begin commercial operations, the Company will continue to rely on its existing cash reserves and additional funding from Mr. Bentivoglio. After the Company obtains the ACMPR license, the Company plans to seek additional debt and equity financing to fund its operations.

As of September 30, 2018, the Company has three full-time employees. Paolo Gervasi and Calogero "Sal" Caruso became employees of the Company after the Company's acquisition of Emerald. On November 6, 2018, Stevan Perry became the President of the Company. Mr. Bentivoglio is the Company's Chief Executive and Chief Financial Officer.  None of the Company's four employees collects a salary at this time. In the next twelve months, assuming the commencement of commercial operations, we expect to engage approximately 15 full-time employees and 10 temporary or part-time employees. The Company also anticipates entering into employment agreements with Messrs. Bentivoglio, Gervasi and Caruso in the near future.

Emerald

Emerald is the Company's sole operating subsidiary. Emerald is based in Quebec, Canada and conducts its operations entirely within Canada.

After obtaining its ACMPR, Emerald is now be required to apply for an additional sales license. In applying for a sales license for cannabis, Emerald will be required to submit its first two cannabis crops to Health Canada for inspection. The inspection will examine the cannabis for contaminants and environmental control. Once the license is granted, Emerald be able to sell cannabis to licensed distributors throughout Canada. While Emerald has not yet entered into any agreements or other arrangements with licensed distributors, Emerald plans to only sell to distributors who will distribute its cannabis solely in Canada.

Results of Operation

Nine Months Ended September 30, 2018 Compared to the Nine Months ended September 30, 2017

Revenues and Cost of Sales

The Company generated no revenues in either the nine months ended September 30, 2018 or the nine months ended September 30, 2017. As a result, the Company did not generate any cost of sales for the nine months ended September 30, 2018 or the nine months ended September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $290,762 and $128,874 for the nine months ended September 30, 2018 and 2017, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

Three Months Ended September 30, 2018 Compared to the Three Months ended September 30, 2017

Revenues and Cost of Sales

The Company generated no revenues in either the three months ended September 30, 2018 or the three months ended September 30, 2017. As a result, the Company did not generate any cost of sales for the three months ended September 30, 2018 or the three months ended September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $111,978 and $41,881 for the three months ended September 30, 2018 and 2017, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

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

Net cash used by operating activities for the nine months ending September 30, 2018 and 2017 was $223,616 and $94,374, respectively.

Net cash provided by financing activities for the nine months ending September 30, 2018 and 2017 was $431,148 and $103,692, respectively.

At September 30, 2018 and 2017, the Company had cash of $68,187 and $2,226, and total assets of $209,543 and $53,248. Liabilities totaled $50,439 and $775,791 of which $4,368 and $769,626 were due to related parties.

The accumulated deficit for the Company at September 30, 2018 totaled $(1,026,314) as compared to $(675,724) at September 30, 2017.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 4.  Controls and Procedures.

Mr. Bentivoglio, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2018. Based on this evaluation, Mr. Bentivoglio concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the nine months ended September 30, 2018 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

No proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

Item 1A.  Risk Factors.

Except as set forth herein, there have been no material changes in the Risk Factors as set forth in Item 1A of the Company’s Registration Statement on Form 10, which information is hereby incorporated by reference herein.

Risks Relating to MVC Share Exchange Agreement

The Share Exchange agreement is expected to be completed in January of 2019. There is still uncertainty surrounding the overall completion and success of the deal, which may result in a variety of risk factors (many of which are beyond the Company’s or MVC’s control), including:

•

Changes in the Company’s business, operations and prospects;

•

Changes in market assessments of the Company’s business, operations and prospects; and

•

General market, industry, regulatory, economic conditions and other factors generally affecting the business operations of the Company.

Furthermore, it is possible that in connection with the pending Share Exchange Agreement, that some customers, suppliers and other persons with whom the Company or MVC have business relationships with may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company or MVC as a result of the Share Exchange Agreement. Beyond that, the Share Exchange Agreement is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Share Exchange Agreement, or significant delays in completing the Share Exchange Agreement, could negatively affect the future business and financial results of the Company and MVC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2018 the Company issued 20 million shares of its common stock to the former shareholders of Emerald, as consideration for the acquisition, and certain consultants, as consideration for services provided in connection with the negotiation of the acquisition of Emerald.

On April 5, 2018 the Company entered into a Consulting Agreement with a third party to provide consulting services in connection with the Company's preparation of an ACMPR license application. In consideration for the consulting services, the Company issued 25,000 shares of common stock to the third party.

On September 6, 2018, the Company cancelled 75,000,000 outstanding shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On June 25, 2018, the Board of Directors appointed Gianfranco (John) Bentivoglio as the Chief Financial Officer of the Company. Mr. Bentivoglio also serves as the Company's Chief Executive Officer, Secretary, and Treasurer. Mr. Bentivoglio is also the sole director on the Company's Board of Directors. Mr. Bentivoglio has over 30 years of business experience in finance, consulting, operations and strategic planning, Mr. Bentivoglio brings to the Company a vision to make strategic acquisitions which will lay the foundation for the Company's future growth. Since October 2017 he has served as the president of EPHS, Inc. From 2012 through November 2017 he served as the director, president and CEO of Event Cardio Group, (OTCQB: ECGI) a Canada based company engaged in inventing, developing and building a cardiac monitoring device that was capable of both Loop Event Recording and Holter monitoring based on a wireless and leadless advanced cardiac monitoring system for diagnostic evaluation. Since 1996 he has served as the executive vice present of Profits Consultants, Inc., a Houston, Texas based company which provides consulting services to developmental stage and operating companies in a variety of fields. Prior thereto, Mr. Bentivoglio spent over 30 years in the hospitality industry owning and operating a variety of hotels and restaurants while continuing to work with Profit Consultants.

Item 6.  Exhibits.

Exhibits	Description
10.1	Letter of Intent with Merritt Valley Cannabis Company Corp. (incorporated by reference in this report from Exhibit 10.1 of the Current Report on Form 8-K filed October 3, 2018).
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPHS HOLDINGS, INC.

Date: November 14, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Executive Officer

Date: November 14, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Financial Officer, Principal Accounting Officer