Form 10-Q/A
period 2018-09-30
EPHS HOLDINGS, INC.
filed 2018-11-16
CIK 1731911

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

EXPLANATORY NOTE

EPHS Holding, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101. This Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2018.

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

EPHS HOLDINGS, INC.

Date: November 15, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Executive Officer

Date: November 15, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Financial Officer, Principal Accounting Officer