Form 10-K
period 2018-12-31
EPHS HOLDINGS, INC.
filed 2019-04-16
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission file number: 000-55906

EPHS HOLDINGS, INC.

(Exact name of Registrant as Specified in Its Charter)

NEVADA	82-4383947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5490 Notre Dame Est, Montreal, Quebec, Canada H1N 2C4
(Address of Principal Executive Offices) (Zip Code)

(212) 321-0091
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, $0.001 Par Value

Securities to be registered pursuant to Section 12(g) of the Act:

  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☑  Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the Company’s voting and non-voting common shares held by non-affiliates as of the close of business on June 29, 2018 was $86,063,838 based on the closing price of $1.50 per one share of common stock. There were 133,600,892 shares of Common Stock outstanding at March 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for in Items 10, 11, 12, 13, and 14 of Part III is incorporated by reference to the registrant’s definitive proxy statement for the registrant’s 2019 annual meeting of shareholders, or will be included in an amendment to this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “EPHS” are intended to mean the business and operations of EPHS Holdings, Inc. and its consolidated subsidiaries. This annual report on Form 10-K for the year ended December 31, 2018 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Item 1.

Business

General

EPHS Holdings, Inc. (“EPHS” or the “Company”) was incorporated under the laws of the State of Nevada on January 28, 1999 under the name Quantum Bit Induction Technology, Inc. On November 14, 2011, the Company filed Amended and Restated Articles of Incorporation changing its name to Quantumbit, Inc. On September 26, 2013, the Company filed a Certificate of Amendment changing its name to Sertant, Inc. On January 11, 2018, the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name to EPHS Holdings, Inc.

The Company’s original plan was to build and use technology to mine gold, platinum, precious metals and rare earth metals in situ from seawater and from slurries created from land-based ores. The Company’s property was located in Nevada. The Company also explored developing technology to selectively electroplate precious and rare earth metals from solution or seawater onto collector electrodes. These endeavors were not successful, and the Company has since elected to cease operations with respect to these endeavors.

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

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75,000,000 shares of the Company’s common stock for $110,000 which represented approximately 62% of the Company’s issued and outstanding shares of common stock.

The Company sought to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desired to utilize the Company’s status as a reporting corporation under the Exchange Act. In furtherance thereof, the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc., a Quebec corporation (“Emerald”). Emerald was a Canada based company engaged in the cultivation of cannabis. On February 27, 2018, pursuant to the terms of a Share Exchange Agreement (the “Emerald Agreement”), we acquired all of the issued and outstanding shares of common stock of Emerald and Emerald became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Emerald Agreement, executed between the Company and the shareholders of Emerald, we acquired all of the issued and outstanding shares of common stock of Emerald in exchange for the issuance of 20,000,000 restricted shares of the Company’s common stock, which at the time, represented approximately 14% of the then issued and outstanding common stock of EPHS Holdings. Paolo Gervasi and Calogero Caruso were the sole shareholders of Emerald and received a total of 14,000,000 shares of our common stock. The remaining 6,000,000 shares were issued to consultants, including 1,250,000 shares to our president, Gianfranco “John” Bentivoglio for services rendered as part of the negotiations of the Emerald Agreement. The transaction closed on February 27, 2018.

As a result of the transactions affected by the Emerald Agreement, Emerald became a wholly owned subsidiary of EPHS Holdings. Emerald is a development stage company with limited operations. Emerald’s business plan is to cultivate and distribute cannabis entirely within Canada. With the acquisition of Emerald, the Company will be dependent on Mr. Gervasi and Mr. Caruso to continue managing the operations of Emerald. At this time, we have no employment agreements with either, and there can be no assurance that they will remain with the Company.

2018 Developments

On September 27, 2018, we entered into a binding Letter of Intent (the “LOI”) with Merritt Valley Cannabis Corp. (“MVC”), a Canadian corporation engaged in providing low cost energy, project plans, intellectual property and proprietary business plans for the cannabis industry. The LOI contemplated that the Company would purchase all of the issued and outstanding shares of MVC in consideration for new issuance of 8,100,000 shares of the Company’s common stock.

On November 6, 2018, the Company executed a Share Exchange Agreement (the “MVC Agreement”) with MVC and its shareholders (the “MVC Shareholders”) whereby MVC Shareholders agreed to exchange all of their respective shares in MVC in consideration for 8,100,000 shares of EPHS common stock, with a par value of $0.001 per share (the “MVC Transaction”). On January 11, 2019, the Company and MVC completed the MVC Agreement.

On February 7, 2019, in connection with the MVC Transaction, the Company completed the purchase of lands located in Merritt, British Columbia, Canada, with the purpose of cultivating cannabis.

Business Operations and Segments

We currently have no operations and only nominal cash for ongoing business operations. We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. However, there is no assurance that our management and shareholders will be continued to fund our operations. We have no commitment for either additional debt or equity funding from any source.

On October 12, 2018 the Company received approval for its commercial cultivation license, identified as a license for Access to Cannabis for Medical Purposes Regulation (“ACMPR”), from Health Canada. Now, the Company can produce products for medicinal use, such as, licensed products, dried or fresh cannabis, cannabis oil, starting materials and plants.

Until the time that the Company can begin commercial operations, the Company will continue to rely on its existing cash reserves and additional funding from management and shareholders. The Company plans to seek additional debt and equity financing to fund its operations.

Presently, the Company has five full-time employees. Paolo Gervasi and Calogero Caruso became employees of the Company after the Company’s acquisition of Emerald. On November 6, 2018, Stevan Perry became the President of the Company. On November 20, 2018, Stuart R. Ross became the Company’s Chief Financial Officer. Gianfranco “John” Bentivoglio is the Company’s Chief Executive. None of the Company’s five employees collects a salary at this time. In the next twelve months, assuming the commencement of commercial operations, we expect to engage approximately 15 full-time employees and 10 temporary or part-time employees. The Company also anticipates entering into employment agreements with Messrs. Bentivoglio, Gervasi and Caruso in the near future.

Emerald

Emerald is the Company’s sole operating subsidiary. Emerald is based in Quebec, Canada and conducts its operations entirely within Canada. On October 12, 2018, the Company received approval for its commercial cultivation licenses, identified as a license for ACMPR from Health Canada.

Having obtained its ACMPR, Emerald is now required to apply for an additional sales license. In applying for a sales license for cannabis, Emerald has submitted its first two cannabis crops to Health Canada for inspection. The inspection will examine the cannabis for contaminants and environmental control. Once the license is granted, Emerald be able to sell cannabis to licensed distributors throughout Canada. While Emerald has not yet entered into any definitive agreements or other arrangements with licensed distributors, Emerald plans to only sell to distributors who will distribute its cannabis solely within Canada.

On February 5, 2019 the Company entered into a Memorandum of Understanding with Pure Global Cannabis Inc. (“Pure”) which will be followed by a Wholesale Supply Agreement (“Wholesale Agreement”) to provide 1,000 kilograms of Cannabis Flower over a 14 month period, beginning July 2019.

Regulatory Matters

Commercial Cultivation of Cannabis:

In order to become licensed in Canada and the province of Quebec to grow and sell cannabis, licensed commercial cannabis companies must:

•

Maintain their license in good standing;

•

Establish personnel security measures;

•

Comply with and implement good production practices;

•

Comply with packaging, shipping, labeling, import and export requirements, and record-keeping requirements; and

•

Comply with client registration and ordering requirements.

Labeling, testing and notice requirements for cannabis products include the following:

•

Cannabis oil must include the carrier oil used for cannabis oil in dosage form, it must include the number of capsules or units in the container, the net weight, and the volume of each capsule or unit;

•

Fresh and dried marijuana must include the percentage of THC and CBD that could be yielded, taking into account the potential to convert THC-Acid and CBD-Acid into THC and CBD;

•

The accuracy of weight and volume of products in packages must be between 95% and 105%;

•

All analytical testing required to be done using validated methods (e.g., contaminants, disintegration, and solvent residue testing) and requiring disintegration testing for cannabis oil in capsules or similar dosage forms; and

•

Notification to the Minister of Health required prior to commencing a recall.

Government Regulation of Cannabis

The use of marijuana for medical purposes in Canada is governed by the Marijuana for Medical Purposes Regulations (the “MMPR”). The MMPR deals exclusively with the medical use of marijuana and does not address the issue of legalizing marijuana for general use.

The Canadian government does not endorse the use of marijuana, but the courts have required reasonable access to a legal source of marijuana when authorized by a physician. In July 2018 the Canadian Government passed a bill in Parliament that legalized marijuana for personal use and revised the licensing requirements for producers that required them to obtain an ACMPR, the Company was granted that license on October 12, 2018. This allows the production of marijuana for medical and personal use.

MMPR also sets forth the requirements for licensed producers of medical marijuana. These regulations include:

•

Physical security measures;

•

Good production practices;

•

Packaging, labeling and shipping requirements;

•

Import and export permit, if applicable; and

•

Security clearance.

Physical Security Measures

Production sites need to be located indoors, and not in a private dwelling. The MMPR sets out physical security requirements that are necessary to secure sites where licensed producers may conduct activities with marijuana other than storage. Health Canada has established security requirements for the storage of all controlled substances including dried marijuana by licensed producers. All ACMPR license holders must demonstrate to Health Canada that they meet these security requirements. Licensed producer sites are subject to compliance and enforcement measures, including regular audits and inspections by Health Canada.

Good Production Practices

Licensed producers are subject to Good Production Practices that are meant, among other things, to ensure the cleanliness of the premises and equipment. The licensed producer is required to employ a quality assurance person with appropriate training, experience, and technical knowledge to approve the quality of dried marijuana prior to making it available for sale. The purpose of such tests, is to ensure that dried marijuana is of proper quality and free of any microbial and/or chemical contaminants.

Furthermore, licensed producers must meet, but are not limited to, the following MMPR requirements associated with Good Production Practices:

•

Sanitation program;

•

Standard operating procedures; and

•

Establishment of a recall system.

Packaging, Labeling and Shipping – Consumer Information

Dried marijuana must be packaged in a tamper-evident and child-resistant container and contain standard information about the product (including but not limited to, the weight in grams and the packaging date). In addition, all licensed producers are required to attach a client-specific label, similar to a patient-specific prescription drug label, to the package of dried marijuana.

As described above, labeling, testing and notice requirements for cannabis products will include the following:

•

Cannabis oil must include the carrier oil used for cannabis oil in dosage form, it must include the number of capsules or units in the container, the net weight, and the volume of each capsule or unit;

•

Fresh and dried marijuana must include the percentage of THC and CBD that could be yielded, taking into the account the potential to convert THC-Acid and CBD-Acid into THC and CBD;

•

The accuracy of weight and volume of products in packages must be between 95% and 105%;

•

All analytical testing required to be done using validated methods (e.g., contaminants, disintegration, and solvent residue testing) and requiring disintegration testing for cannabis oil in capsules or similar dosage forms; and

•

Notification to the Minister of Health required prior to commencing a recall.

Import and Export Permit

A licensed producer must obtain a permit from the Minister of Health prior to importing or exporting marijuana. At this time, the Company has no plans to export marijuana.

Security Clearance

The following individuals are required to have a valid security clearance under the MMPR:

•

The applicant (if an individual);

•

All officers and directors of a corporate applicant;

•

The proposed Senior Person in Charge (as defined in the MMPR);

•

The proposed Responsible Person in Charge (as defined in the MMPR); and

•

The proposed Alternate Person(s) in Charge (as defined in the MMPR).

In addition to compliance with statutory guidelines prescribed at the federal level, controlled substances are also subject to regulation at the provincial level. Though provincial-controlled substances laws often mirror federal law, because the provinces are separate jurisdictions, they may separately schedule any product candidates as well. While some Canadian provinces automatically schedule a drug based on federal action, other provinces schedule drugs through rulemaking or a legislative action. Provincial scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product.

Competition

The Company competes for market share with other companies, including other producers licensed by Health Canada, which have longer operating histories and more financial resources, manufacturing and marketing experience than us. There are currently hundreds of applications for licensed producer status (“Licensed Producer”) being processed by Health Canada. The number of licenses granted and the number of Licensed Producers ultimately authorized by Health Canada could have an adverse impact on our ability to compete for market share in Canada’s medical cannabis industry. The Company expects to face additional competition from new market entrants that are granted licenses under the ACMPR, New Cannabis Act, or existing license holders that are not yet active in the industry.

Seasonality

Not Applicable

Employees

Presently, the Company has five full-time equivalent employees. Employees are not represented by any collective bargaining group. See Business Operations and Segments in Item 1 for more details.

Federal, State and Provincial Taxation

The Company is charged between 12-15% sales tax on all taxable purchases. The rates are a blend of Canadian Federal and Provincial (Quebec and British Columbia) taxes. The Company is reimbursed for all Federal sales taxes paid to suppliers. The Company does not charge sales taxes on supplies or products as it has no revenues.

The Company and its subsidiaries are subject to Federal, State, and Provincial Income Taxes. The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, which requires that the Company recognized deferred tax liabilities and assets based on the difference between the financial statement carrying amount and the tax bases of assets and liability, using enacted tax rates in effect in the years the differences are expected to reverse.

The Company is charged Municipal taxes on the property it owns in British Columbia, through its subsidiary, MVC.

Available Information

We electronically file certain documents with the U.S. Securities and Exchange Commission (“SEC”).  We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (as appropriate), along with any related amendments and supplements thereto.

We also make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on our website www.ephsholdings.com. The information on our website, or information about us on any other website, is not incorporated by reference into this report.

Item 1A.

Risk Factors

We have no assets and no operations.

We have nominal assets and early stage operations. There can be no assurance that the operations of Emerald will be profitable. We will need to raise additional working capital. We have no commitment for funding and there can be no assurance that we will be able to secure additional debt or equity financing and, if obtained, will be available on terms acceptable to us.

It is possible investors may lose their entire investment.

Prospective investors should be aware that if we are not successful in our contemplated business activities, your entire investment in the Company could become worthless. Even if we are successful, in securing financing, there can be no assurances that we will generate sufficient revenues to continue operations.

Emerald has no proven ability to generate revenues, and any investment in our company is risky.

Neither the Company nor Emerald has a meaningful operating history so it will be difficult for you to evaluate an investment in our stock. We cannot assure that we will generate revenues or be profitable. As a result, investors will bear the risk of complete loss of their investment in the event we are not successful.

Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2018, the Company had an accumulated deficit of $1,269,027. As a result, our independent public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company is dependent upon its ability to secure additional financing and generate sufficient cash flows to meet its obligations on a timely basis.

We need to raise additional capital to fund our operations.

We do not currently have sufficient capital to fund our current or anticipated operations. We may be unable to obtain additional capital when required. Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venture projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required, or at all, and we may not be able to obtain the capital we require by other means. If we do not succeed in raising additional capital, we will not be able to implement our business plan.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain financing may be impaired by factors such as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees. Further, economic downturns will likely decrease our revenues and may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, if any, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

Emerald and MVC are based outside of the United States which may have an adverse impact on U.S. investors.

Our principal operating subsidiaries, Emerald and MVC, are Canadian corporations. As a result, U.S. investors may be limited in their ability to enforce a judgement obtained in U.S. courts against Emerald or any of its officers and directors located outside of the United States.

We may not be able to operate our business successfully or generate sufficient cash flows to meet our operational requirements

The Company’s success will depend on the ability of its Emerald subsidiary to generate sufficient cash flow to meet the Company’s operational requirements.  If the Company, through its Emerald subsidiary is unable to do so, we may not be able to implement our business strategy. There is no commitment for additional equity or debt financing. Even if we were to obtain funding, there can be no assurance that it will be available on terms acceptable to the Company.

Our business will be adversely affected if we are not able to establish and develop an effective work force.

A significant component to our growth strategy is attracting and retaining qualified, creative, innovative and experienced personnel. Our business will be adversely affected if we were unable to succeed in developing an effective workforce. We currently do not employ a workforce capable of generating revenue. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to assimilate or retain highly qualified employees now or in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

We will be subject to significant governmental regulations.

We will be subject to significant government regulation. Regulations such as compliance with Good Manufacturing Practices, evolving government regulations to the use, growing and distribution of cannabis may adversely impact our operating results. While we intend to comply with all government restrictions, there is no assurance that we will be able to comply with the ever changing rules and regulations impacting the cannabis industry.

Canada Health imposes substantial requirements on the production and distribution of cannabis. Compliance with these requirements can be costly. More stringent regulations could result in significant compliance costs. Delays in obtaining certifications and regulatory approvals could result in substantial legal and administrative expenses and additionally, conditions imposed in connection with such approvals. The cannabis business also may be affected by legislation and regulations imposing new or greater obligations related to, for example, assisting law enforcement, minimizing environmental impacts, protecting customer privacy, or addressing other issues that affect our business.

There will be competition in the Cannabis industry in Canada.

The cannabis market in Canada faces intense competition. Many of our competitors may be larger and have greater financial, technical, marketing and other resources than we do.

Our ability to compete may depend upon factors outside of our control.

We will encounter factors outside of our control which may inhibit our ability to successfully grow, market and sell cannabis throughout Canada. These factors may include:

•

Increased government regulation at both the federal and provincial level;

•

Changes in consumer behavior to use cannabis for either recreational or medical purposes;

•

Price fluctuation in cannabis;

•

Natural disasters which may damage our facility; and

•

The strength of the economy.

In order to remain competitive, we must have the ability to respond promptly and efficiently to the ever-changing marketplace. We will have to adapt by revamping our own strategies and tactics to adequately respond in changing competitive business climates.

There is currently a limited market for our common stock.

There is currently a limited market for our common stock. We do not expect that a market will develop in the foreseeable future. The lack of a market may impair the ability to sell shares at the time investors wish to sell them or at a price considered to be reasonable. In the event that a market develops, we expect that it would be extremely volatile.

We do not anticipate paying dividends on our common stock.

A dividend has never been declared or paid in cash on our common stock. We do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares nor can we assure that stockholders will not lose the entire amount of their investment.

Our management and shareholders may influence matters to be voted on and his interests may differ from, or be adverse to the interests of other stockholders.

The Company’s management controls a majority of our outstanding common stock. Accordingly, the Company’s management possesses significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all our assets, and also the power to prevent or cause a change in control. This amount of control gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of the management may differ from the interests of our other stockholders and could therefore result in corporate decisions that are averse to other stockholders.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act has resulted in a series of rules and regulations that increase responsibilities and liabilities of directors and executive officers. We are a small company with a limited operating history and no revenues. This may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our corporate offices are located at 5490 Notre Dame Est, Montreal, Quebec, Canada H1N 2C4. This facility is leased and consists of approximately 8,387 square feet of combined office and production space. The Company has leased this location since 2012. The Company renewed the lease on December 1, 2018, and will continue making monthly rental payments of approximately $4,504 until the rental agreement terminates on November 30, 2021.

 The Company has ancillary corporate offices located at 7694 Colony Palm Drive, Boynton Beach, Florida 33436. This property is the personal residence of Mr. Bentivoglio. Mr. Bentivoglio provides this office space rent free. Until such time as the Company acquires additional office space, it will continue to use this space.

The Company owns, through its wholly owned subsidiary MVC, a 56-acre site in Merritt, British Columbia, Canada (the “Merritt Site”). The Merritt Site has the ability to develop up to 1.2 million square feet for cannabis and technology infrastructure. The Merritt Site is located on industrial lands, has low-cost power available and has all the required services in place. The Company acquired the Merritt Site in on February 7, 2019.

Item 3.

Legal Proceedings

From time to time as incidental to our operations, we may become involved in various lawsuits and/or disputes.  We are currently unaware of any claims against us that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on our financial position or results of operations.

Item 4.

Mine Safety Disclosure

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTCQB market under the symbol “STNN”. There is currently limited active trading for the Company’s common stock on the OTCQB market and there can be no assurance that there will be an increase in trading for the common stock. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors or whether any trading market will be sustained. As of December 31, 2018 and March 28, 2019 respectively, there were approximately 293 and 237 holders of record of our common stock.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available. We have never declared cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings, if any to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring a dividend.  We do not have any outstanding equity plans.

Recent Sale of Unregistered Securities

On February 27, 2018 the Company issued 20,000,000 shares of its common stock to the former shareholders of Emerald and certain consultants in connection with the acquisition of Emerald.

On April 5, 2018 the Company issued 25,000 shares pursuant to a consultant in consideration for his rendering consultancy services in connection with the Company’s preparation of an ACMPR license application.

On November 6, 2018, the Company entered into the Share Exchange Agreement with MVC and the MVC shareholders whereby the MVC Shareholders agreed to exchange all of their respective shares in MVC in consideration for 8,100,000 shares of Company common stock, with a par value of $0.001 per share.

On November 28, 2018 the Company issued 4,673,600 shares of its common stock for cash.

The Company notes that all of the above issuances and sales of the restricted shares were exempt from registration pursuant to Section 4(a)(2) of the Exchange Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

Use of Proceeds

Not Applicable

Issuer Repurchases of Equity Securities

No private or open market repurchases of our common stock were made by or on our behalf or by any affiliated purchaser for the year ended December 31, 2018.

Item 6.

Selected Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in “Item 8 – Financial Statements and Supplementary Data”, and the information set forth in “Item 1A – Risk Factors”.

Overview

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

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75,000,000 shares of the Company’s common stock for $110,000 which represented approximately 62% of the Company’s issued and outstanding shares of common stock.

The Company sought to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desired to utilize the Company’s status as a reporting corporation under the Exchange Act. In furtherance thereof, the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc., a Quebec corporation (“Emerald”). Emerald was a Canada based company engaged in the cultivation of cannabis. On February 27, 2018, pursuant to the terms of a Share Exchange Agreement (the “Emerald Agreement”), we acquired all of the issued and outstanding shares of common stock of Emerald and Emerald became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Emerald Agreement, executed between the Company and the shareholders of Emerald, we acquired all of the issued and outstanding shares of common stock of Emerald in exchange for the issuance of 20,000,000 restricted shares of the Company’s common stock, which at the time, represented approximately 14% of the then issued and outstanding common stock of EPHS Holdings. Paolo Gervasi and Calogero Caruso were the sole shareholders of Emerald and received a total of 14,000,000 shares of our common stock. The remaining 6,000,000 shares were issued to consultants, including 1,250,000 shares to our president, Gianfranco “John” Bentivoglio for services rendered as part of the negotiations of the Emerald Agreement. The transaction closed on February 27, 2018.

As a result of the transactions affected by the Share Exchange Agreement, Emerald became a wholly owned subsidiary of EPHS Holdings. Emerald is a development stage company with limited operations and no revenues to date. Emerald’s business plan is to cultivate and distribute cannabis entirely within Canada.

Business Strategy

Emerald Plants Health Source, Inc., the Company’s Canadian subsidiary, is a Health Canada Licensed Producer. EPHS is committed to organic and high-quality craft cannabis production. The Company’s core strategy is to combine low cost energy, high yield cultivation methods and premium cannabis strains for scaled cannabis operations. EPHS’s cultivation methods are proven through seven years of experience allowing us to compete with other low-cost producers in the market. With our expansion in Merritt through the company’s second subsidiary, Merritt Valley Cannabis (“MVC”), the Company now has access to low-cost power, all the services required for a scaled low cost cannabis center, and when developed, will allow EPHS to be one the leading and most efficient cannabis producers in Canada.

Results of Operations

Revenues and Cost of Sales

The Company generated no revenues in either the year ended December 31, 2018 or the year ended December 31, 2017. As a result, the Company did not generate any cost of sales for the year ended December 31, 2018 or the year ended December 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $533,475 and $188,702 for the years ended December 31, 2018 and 2017, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities.  However, there is no assurance that our management and shareholders will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

Net cash used by operating activities for the years ending December 31, 2018 and 2017 was $393,615 and $143,564, respectively.

Net cash provided by financing activities for the years ending December 31, 2018 and 2017 was $966,309 and $132,354, respectively.

At December 31, 2018 and 2017, the Company had cash of $528,246 and $4,195, and total assets of $697,890 and $44,044. Liabilities totaled $108,113 and $800,431 of which $4,136 and $794,317 were due to related parties.

The accumulated deficit for the Company at December 31, 2018 totaled $(1,269,027) as compared to $(735,552) at December 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Tabular Disclosure of Contractual Obligations

Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	157,640	54,048	103,592	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$157,640	$54,048	$103,592	$—	$—

Summary of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 – “Summary of Significant Accounting Policies” to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company’s most significant market risk is related to the Company being dependent, for the near future, on additional investment capital to fund operating expenses. The company intended to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. There is a limited trading market for the Company’s common stock. There can be no assurance that a trading market for the Company’s common stock can be sustained.

Governmental Regulations

The Company will be subject to significant government regulation. Regulations such as compliance with Good Manufacturing Practices, evolving government regulations, specifically, for the use, growing and distribution of cannabis, may adversely impact our operating results. While the Company intends to comply with all government restrictions, there are no assurances that it will be able to comply with the ever changing rules and regulations impacting the cannabis industry.

Employment Risks

A significant component to our growth strategy is attracting and retaining qualified, creative, innovative and experience personnel. The Company’s business would be adversely affected if it were unable to succeed in developing an effective workforce. The Company does not currently employ a workforce capable of generating revenue.

Item 8.

Financial Statements and Supplementary Data.

See the information incorporated by reference and attached below within the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, beginning on page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.

Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on this evaluation, as of the end of the period covered by this annual report, our Chief Executive Officer and our Chief Financial Officer concluded:

(i)

that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow for timely decisions regarding required disclosures; and

(ii)

that our disclosure controls and procedures are effective.

Attestation Report of the Registered Public Accounting Firm

Not applicable due to the Company’s status under the Exchange Act as a smaller reporting company.

Management’s Report on Internal Control Over Financial Reporting

Gianfranco Bentivoglio, served as our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Financial Officer until November 20, 2018, at which point Stuart R. Ross was hired as the Company’s new Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2018 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

As our Principal Executive Officer and Principal Financial Officer, it is Messrs. Bentivoglio and Ross’s responsibility for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2018 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●

We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●

We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and, (iii) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

Item 11.

Executive Compensation.

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the heading “Executive Compensation” and is incorporated herein by reference

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the heading “Voting Securities and Principal Holders Thereof” and is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the headings “Transactions with Related Parties” and “Director Independence” and is incorporated herein by reference.

Item 14.

Principal Accounting Fees and Services

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the heading “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibits

Exhibit No.	Description
3.1*	Certificate of Incorporation and amendments
3.5*	Bylaws
10.1*	Stock Purchase Agreement, by and between Sertant Inc. and EPHS, Inc. for the purchase of 75 million shares of Sertant common stock
10.2*

Share Exchange Agreement, by and among EPHS Holdings, Inc., Emerald Plants Health Source, Inc. and the Shareholders of Emerald Plants dated February 27, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 5, 2018).

10.3*

Amendment to Share Exchange Agreement, by and among EPHS Holdings, Inc., Emerald Plants Health Source, Inc. and the Shareholders of Emerald Plants dated February 27, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 5, 2018).

10.4*	Lease Agreement, by and between Emerald Plants Heath Source (E.P.H.S.) Inc. and Olymbec Development Inc. dated October 31, 2012.
10.5*	First Renewal and Amendment to the Lease Agreement, by and between Emerald Plants Heath Source (E.P.H.S.) Inc. and Olymbec Development Inc. dated December 1, 2015.
10.6*

Letter of Intent, by and among EPHS Holdings, Inc., Stevan Perry and Merritt Valley Cannabis Company Corp. dated September 27, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 3, 2018).

10.7*

Share Exchange Agreement, by and among EPHS Holdings, Inc., Merritt Valley Cannabis Corp. and Merritt Valley Cannabis Corp. Stockholders dated November 6, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 7, 2018).

10.8*

Executive Employment Agreement, by and between EPHS Holdings, Inc. and Stevan Perry dated November 6, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Amended Current Report on Form 8-K/A filed November 9, 2018).

10.9*

Amended and Restated Share Exchange Agreement, by and among EPHS Holdings, Inc., Merritt Valley Cannabis Corp. and Merritt Valley Cannabis Corp. Stockholders dated January 11, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Amended Current Report on Form 8-K/A filed January 14, 2019).

31.1**	Certification of the Chief Executive Officer of EPHS Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer of EPHS Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer of EPHS Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer of EPHS Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*

Previously filed.

**

As filed with the Annual Report.

Item 16.

Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

EPHS HOLDINGS, INC.

Date: April 16, 2019	By:	/s/ Gianfranco Bentivoglio
GIANFRANCO BENTIVOGLIO, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gianfranco Bentivoglio	Chief Executive Officer and Director	April 16, 2019
Gianfranco Bentivoglio

/s/ Stuart R. Ross	Chief Financial Officer	April 16, 2019
Stuart R. Ross

/s/ Stevan Perry	President	April 16, 2019
Stevan Perry

EPHS HOLDINGS, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EPHS Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EPHS Holdings, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will become a going concern. As described in Note 3 to the financial statements, the Company has no revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2017.

Houston, Texas

April 16, 2019

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$528,246	$4,195
Sales tax receivable	4,763	4,066
Prepaid expenses and other current assets	5,404	—
Total current assets	538,413	8,261

Property and equipment	153,142	28,917
Security deposit	6,335	6,866
Total assets	$697,890	$44,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$95,365	$6,114
Other payable	8,612	—
Due to related party - note payable	4,136	794,317
Total liabilities	108,113	800,431

Stockholders' deficit
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 63,299,592 and 20,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	63,300	20,000
Additional paid in capital	1,839,253	(19,920)
Accumulated deficit	(1,269,027)	(735,552)
Accumulated other comprehensive loss	(43,749)	(20,915)
Total stockholders' deficit	589,777	(756,387)
Total liabilities and stockholders' deficit	$697,890	$44,044

The accompanying notes are an integral part of these consolidated financial statements.

  EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Total revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses	533,475	188,702

Gain (Loss) from Operations	(533,475)	(188,702)

Other income (expense)	—	—

Federal income tax expense	—	—

Net income (loss)	$(533,475)	$(188,702)

Other comprehensive loss
Foreign currency translation gain (loss)	(22,834)	(22,329)
Total comprehensive loss	$(556,309)	(211,031)

Weighted average shares - basic and diluted	107,654,812	44,844,043
Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid	Accumulated	Comprehensive
	Shares	Amount	in Capital	Deficit	Gain (Loss)	Total
BALANCES, January 1, 2017	20,000,000	$20,000	$(19,920)	$(546,850)	$1,414	$(545,356)
Foreign currency translation	—	—	—	—	(22,329)	(22,329)
Net Income	—	—	—	(188,702)	—	(188,702)
BALANCES, December 31, 2017	20,000,000	20,000	(19,920)	(735,552)	(20,915)	(756,387)
Recap of EPHS Holdings, Inc.	113,600,892	113,601	10,898	—	—	124,499
Debt forgiveness by shareholders	—	—	812,113	—	—	812,113
Issuance of common stock for consulting services	25,000	25	6,225	—	—	6,250
Issuance of common stock for settlement of bills	25,000	25	9,975	—	—	10,000
Issuance of common stock	4,648,700	4,649	(4,649)	—	—	—
Cancellation of common stock	(75,000,000)	(75,000)	75,000	—	—	—
Capital contribution	—	—	949,611	—	—	949,611
Foreign currency translation	—	—	—	—	(22,834)	(22,834)
Net Income	—	—	—	(533,475)	—	(533,475)
BALANCES, December 31, 2018	63,299,592	$63,300	$1,839,253	$(1,269,027)	$(43,749)	$589,777

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(533,475)	$(188,702)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock for consulting services	6,250
Depreciation expense	46,057	42,076
Changes in operating assets and liabilities:
Sales tax receivable	(1,065)	468
Accounts payable	80,410	214
Other payable	8,612	—
Prepaid expenses	(404)	2,380
CASH USED IN OPERATING ACTIVITIES	(393,615)	(143,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(179,093)	—
Acquisition of EPHS Holdings, Inc.	123,075
CASH USED IN INVESTING ACTIVITIES	(56,018)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable to shareholders	16,698	132,354
Capital contribution	949,611	—
CASH PROVIDED BY FINANCING ACTIVITIES	966,309	132,354

Effect of translation changes on cash	7,375	13,069

Change in cash and cash equivalents	524,051	1,859

Cash, beginning of the year	4,195	2,336

Cash, end of the year	$528,246	$4,195
NON-CASH DISCLOSURES
Interest expense paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75,000,000 million shares of the Company's common stock for $110,000 which represented approximately 62% of the Company's issued and outstanding shares of common stock.

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

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Emerald's senior management, the merger was accounted for as a recapitalization effected by a share exchange, wherein Emerald is considered the acquirer for accounting and financial reporting purposes. On the Merger dated, the assets and liabilities of Emerald have been brought forward at their book value and consolidated with EPHS Holdings, Inc.’s assets, which comprised of cash and cash equivalents of $58,075 and prepaid expenses and current assets of $5,000 and liabilities which comprises accounts payable of $3,576 (see Note 2 Principles of Consolidation below). No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Emerald and are recorded at the historical cost basis of Emerald.

On November 6, 2018, the Company executed a Share Exchange Agreement with MVC (the “MVC Transaction”) and its shareholders (the “MVC Shareholders”) whereby MVC Shareholders agreed to exchange all of their respective shares in MVC in consideration for 8,100,000 shares of EPHS common stock, with a par value of $0.001 per share (the “MVC Transaction”). In furtherance of the MVC Transaction, on January 4, 2019, the Company completed the purchase of lands located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis. On January 11, 2019, the Company and MVC completed the MVC Transaction.

The Company's fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC. A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Property and Equipment

Property and equipment is stated at cost. Major additions and improvements are capitalized. Depreciation of furniture, vehicles and equipment is calculated using the diminishing balance method at a rate of 20% per year, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is 5 years). The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Foreign Exchange Translation

The functional currency of the subsidiary is the Canadian Dollar ("CAD"). For financial statement purposes, the reporting currency is the United States Dollar ("USD").

For financial reporting purposes, the financial statements are translated into the Company's reporting currency, USD, using the period-end rates of exchange for assets and liabilities, equity is translated at historical exchange rates and average rates of exchange (for the period) are used for revenues and expenses and cash flows.

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

DECEMBER 31, 2018 AND 2017

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

Net Loss Per Share, Basic and Diluted

Basic loss per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 31, 2018.

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

Stock-Based Compensation

Share-based awards granted to non-employees are accounted for in accordance with ASC 505-50 Equity-Based Payments to Non-Employee. All transactions in which services are received in exchange for share-based awards are accounted for based on the fair value of the consideration received or the fair value of the awards issued, whichever is more reliably measurable. Share-based compensation is measured at fair value at the earlier of the commitment date or the date the services are completed. The Group re-measure the awards using the then-current fair value at each reporting date until the measurement date, generally when the services are completed, and awards are vested and attribute the changes in those fair values over the service period by the straight-line method.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, sales tax receivable, and accounts payable approximate their fair values at December 31, 2018 and 2017, respectively, principally due to the short-term nature of the above listed items.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

During June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") to simplify the accounting for share- based payments to nonemployees by aligning it with the accounting for share-based payments to employees. ASU No. 2018-07 is effective for the Company for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not believe adopting ASU No. 2018-07 will have a material impact on its financial statements.

Initial Adoption -On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board ("FASB") and codified in the FASB Accounting Standards Codification ("ASC") as topic 606 ("ASC 606"). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company's revenue recognition policies and significant judgments employed in the determination of revenue. The Company applied the modified retrospective approach to all contracts when adopting ASC 606. The adoption of ASC 606 did not have an impact on the results of operations for years ended December 31, 2018.

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”), as amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance.

ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.

Management expects that most of its operating leases (primarily office space) will be recognized as operating lease liabilities and right of use assets on its consolidated balance sheet. The Company has elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. Management has evaluated the impact of the adoption of this standard and expects to record right of use assets of CAD 173,343 (approximately $127,156 based on the exchange rate of 0.73355 as of December 31, 2018) and lease obligations of CAD 173,343 (approximately $127,156 based on the exchange rate of 0.73355 as of December 31, 2018).

In August 2016, the FASB issued an accounting standard update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company has carefully considered the new pronouncement and does not believe it has an impact on its financial statements and related disclosures.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 4 - PROPERTY AND EQUIPMENT

	As of December 31,
Classification	2018	2017
Furniture	$170,341	$9,899
Leasehold improvements	203,387	210,636
Total cost of property and equipment	373,728	220,535
Accumulated depreciation	(220,586)	(191,618)
Property and equipment, net	$153,142	$28,917

The Company had Property and Equipment acquisitions of $179,093 for the years ended December 31, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Paolo Gervasi Shareholder and employee of the Company	$2,068	$397,158
Calogero Caruso Shareholder and employee of the Company	2,068	397,159
	$4,136	$794,317

On February 27, 2018, all loans by Paolo Gervasi and Calogero Caruso were forgiven in exchange for shares of the Company, pursuant to the terms and conditions of the Share Exchange Agreement. During the year ended December 31, 2018, Paolo Gervasi and Calogero Caruso further loaned the Company $2,068 and $2,068, respectively, for working capital purposes. These note payable were unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 21, 2012, the Company entered into a rental agreement for an office and grow space of 8,387 square feet located in Montreal, Quebec, Canada. The Company renewed the rental agreement on December 1, 2018 with a base gross rent of approximately $6.1 per square foot and security deposit of $6,335. The Company will owe monthly rental payments of approximately $4,504 until the rental agreement terminates on November 30, 2021.

The future aggregate minimum lease payments under the operating lease are as follows:

Years ending December 31,	Amount
2019	$54,048
2020	54,048
2021	49,544
2022 and thereafter	—
$157,640

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Legal Proceedings

The Company is contemplating filing a lawsuit against its two of its shareholders for breach of contract to recover 20,000,000 shares of the Company’s common stock that were previously issued to them, and are currently in settlement negotiations with said shareholders. While the ultimate result, if any, from the proceeding is presently indeterminable, in the opinion of management, this matter should not have a material adverse effect on the Company’s consolidated financial statements.

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

On September 6, 2018, the Company cancelled 75,000,000 outstanding shares.

On November 28, 2018, the Company issued 4,673,700 shares of common stock for cash.

As of December 31, 2018, the Company had 63,299,592 shares of common stock outstanding.

NOTE 8 – INCOME TAXES

The Company uses the income taxes payable method of accounting for income taxes and is subject to Canadian income tax rules and regulation. Under this method, the Company reports as an expense or as income of the period only the cost or benefit of current income taxes determined in accordance with the rules established by taxation authorities.

The income (loss) before income tax and provision for income taxes for the years ended December 31, 2018 and 2017 consisted of the following:

Income (loss) before income tax		2018	2017
U.S.	21%	$(409,354)	$—
Canada	15%	(167,905)	(188,702)
		$(577,259)	$(188,702)

A reconciliation between the effective income tax rate and the Canada statutory income tax rate for 2018 is as follows:

Provision for income tax	2018
U.S statutory federal tax rate	$(85,964)	21.00%
Canada statutory tax rate	(25,186)	15.00%
Non-deductible expenses- US	702	(0.17%)
Change in Valuation allowance -US	85,262	(20.83%)
Change in Valuation allowance - Canada	25,186	(15.00)
Total	$—	—

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The significant components of the net deferred tax assets as of December 31, 2018 and 2017 are as follows:

Provision for income tax	2018	2017
US
Current	$—	$—
Deferred	—	—
Canada
Current	—	—
Deferred	—	—
Total	$—	$—

The significant components of the net deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets
US -Net operating losses carry forwards	$929,099	$1,325,043
Canada- Net operating losses carry forwards	169,156	24,983
Valuation allowance - US	(929,099)	(1,323,043)
Valuation allowance - Canada	(169,156)	(24,983)
Net deferred tax assets	$—	$—

The following are the net operating loss carry-over for both U.S. and Canada:

U.S.	Amount
2017	$4,011,584
2018	412,698
$4,424,282

Canada	Amount
2018	$279,863
2017	216,022
2016	212,276
2015	203,041
2014	179,541
2013	36,967
$1,127,710

NOTE 9 - SUBSEQUENT EVENT

On September 27, 2018, the Company entered into a binding Letter of Intent (the "LOI") with Merritt Valley Cannabis Corp. ("MVC"), a Canadian corporation engaged in providing low cost energy, project plans, intellectual property and proprietary business plans for the cannabis industry. The LOI contemplated that the Company would purchase all of the issued and outstanding shares of MVC in consideration for new issuance of 8,100,000 shares of the Company's common stock.

On November 6, 2018, the Company executed a Share Exchange Agreement with MVC and its shareholders (the “MVC Shareholders”) whereby MVC Shareholders agreed to exchange all of their respective shares in MVC in consideration for 8,100,000 shares of EPHS common stock, with a par value of $0.001 per share (the “MVC Transaction”). On January 11, 2019, the Company and MVC completed the MVC Transaction.

On February 7, 2019, the Company, in connection with the MVC Transaction, completed the purchase of lands that are located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis.