Form 10-Q
period 2019-03-31
EPHS HOLDINGS, INC.
filed 2019-05-20
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

7694 Colony Palm Drive

Boynton Beach, Florida 33436

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 17, 2019, the registrant had 72,160,628 shares of common stock outstanding.

EPHS HOLDINGS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$33,189	$528,246
Sales tax receivable	17,976	4,763
Prepaid expenses and other current assets	8,429	5,404
Total current assets	59,594	538,413

Property and equipment	231,817	153,142
Right-of-use assets	119,177	—
Land	2,583,022	—
Security deposit	6,467	6,335
Total assets	$3,000,077	$697,890

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$189,648	$95,365
Accrued interest	19,387	—
Other payable	3,819	8,612
Lease liability	40,312	—
Due to related party - note payable	210,882	4,136
Total current liabilities	464,048	108,113

Lease liability	78,865	—
Mortgage payable	1,254,342	—
Total liabilities	1,797,255	108,113

Stockholders' deficit
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 72,160,628 shares issued and outstanding as of March 31, 2019 and 63,299,592 issued and outstanding as of December 31, 2018	72,161	63,300
Additional paid in capital	2,662,344	1,839,253
Accumulated deficit	(1,481,852)	(1,269,027)
Accumulated other comprehensive loss	(49,831)	(43,749)
Total stockholders' deficit	1,202,822	589,777
Total liabilities and stockholders' deficit	$3,000,077	$697,890

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Total revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses	192,325	98,357

Loss from Operations	(192,325)	(98,357)

Other expense
Interest expense	(19,421)	—
Exchange loss	(1,079)	—
Total other expense	(20,500)	—

Federal income tax expense	—	—

Net loss	$(212,825)	$(98,357)

Other comprehensive loss
Foreign currency translation loss	(6,082)	(10,564)
Total comprehensive loss	$(218,907)	$(108,921)

Weighted average shares - basic and diluted	70,324,945	124,034,225
Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid	Accumulated	Comprehensive
	Shares	Amount	in Capital	Deficit	Loss	Total
BALANCES, December 31, 2017	20,000,000	$20,000	$(19,920)	$(735,552)	$(20,915)	$(756,387)
Recap of EPHS Holdings, Inc.	113,600,892	113,601	(120,199)	—	—	(6,598)
Debt forgiveness by shareholders	—	—	812,113	—	—	812,113
Foreign currency translation	—	—	—	—	(10,564)	(10,564)
Capital contribution	—	—	219,796	—	—	219,796
Net Income	—	—	—	(98,357)	—	(98,357)
BALANCES, March 31, 2018	133,600,892	133,601	891,790	(833,909)	(31,479)	160,003

					Accumulated
			Additional		Other
	Common Stock		Paid	Accumulated	Comprehensive
	Shares	Amount	in Capital	Deficit	Loss	Total
BALANCES, December 31, 2018	63,299,592	$63,300	$1,839,253	$(1,269,027)	$(43,749)	$589,777
Issuance of common stock	761,036	761	(761)	—	—	—
Acquisition of MVC	8,100,000	8,100	402,702	—	—	410,802
Capital contribution	—	—	421,150	—	—	421,150
Foreign currency translation	—	—	—	—	(6,082)	(6,082)
Net loss	—	—	—	(212,825)	—	(212,825)
BALANCES, March 31, 2019	72,160,628	72,161	2,662,344	(1,481,852)	(49,831)	1,202,822

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,825)	$(98,357)
Adjustments to reconcile net loss to net cash
Depreciation expense	13,533	13,348
Amortization of right-of-use asset	10,679	—
Accretion of lease liability	2,488	—
Changes in operating assets and liabilities:
Sales tax receivable	(13,113)	553
Accounts payable	93,820	28,758
Accrued interest	19,387	—
Other payable	(4,994)	—
Prepaid expenses	(3,030)	(8,035)
CASH USED IN OPERATING ACTIVITIES	(94,055)	(63,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(88,954)	(99,298)
Acquisition of MVC	410,802	—
Acquisition of land	(2,583,022)	—
CASH USED IN INVESTING ACTIVITIES	(2,261,174)	(99,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable to shareholders	207,101	16,316
Proceeds from mortgage	1,254,342	—
Capital contribution	421,150	219,796
CASH PROVIDED BY FINANCING ACTIVITIES	1,882,593	236,112

Effect of translation changes on cash	(22,421)	(4,585)

Change in cash and cash equivalents	(495,057)	68,496

Cash, beginning of period	528,246	4,195

Cash, end of period	$33,189	$72,691

NON-CASH DISCLOSURES
Recognition of right-of-use asset and lease liability	$129,810	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On December 28, 2017, the Company issued to EPHS, Inc., a Florida corporation, 75,000,000 shares of the Company's common stock for $110,000 which represented approximately 62% of the Company's issued and outstanding shares of common stock.

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

On November 6, 2018, the Company executed a Share Exchange Agreement with Merritt Valley Cannabis Corp. (“MVC”) (the “MVC Transaction”) and its shareholders (the “MVC Shareholders”) whereby MVC Shareholders agreed to exchange all of their respective shares in MVC in consideration for 8,100,000 shares of EPHS common stock, with a par value of $0.001 per share (the “MVC Transaction”). In furtherance of the MVC Transaction, on January 4, 2019, the Company completed the purchase of lands located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis. On January 11, 2019, the Company and MVC completed the MVC Transaction.

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. On the acquisition date, MVC only had petty cash in the amount of $14 and land deposit for land purchase in the amount of $410,788.  MVC did not commence any operations at the acquisition date. Based on above, the significant asset of MVC on the acquisition date was the land deposit, which was regarded as a single identifiable asset. Therefore, this acquisition was treated as an asset acquisition under ASC 805-50 instead of a business acquisition.

The Company's fiscal year end is December 31.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

MARCH 31, 2019

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

Sales Tax Receivable

The Company is charged approximately 12% sales taxes on all taxable purchases. The rates are a blend of Federal (Canada) of 5% and Provincial (Quebec) of 7%. The Company is reimbursed for all Federal sales taxes paid to suppliers. The Company has not charged sales taxes on product sold as it has no revenues.

Net Loss Per Share, Basic and Diluted

Basic loss per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 31, 2019.

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

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets of CAD 173,343 (approximately $129,810 based on the exchange rate of 0.748861 as of March 31, 2019) and corresponding lease liabilities of CAD 173,343 (approximately $129,810 based on the exchange rate of 0.748861 as of March 31, 2019) as of January 1, 2019 for leases classified as operating leases.

The Company adopted the package of practical expedients and transition provisions available for expired or existing contracts, which allowed the Company carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. Additionally, for real estate leases, the Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Further, the Company elected the short-term lease exception policy, permitting it exclude the recognition requirements for leases with terms of 12 months or less. See Note 8 for additional information about leases.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, sales tax receivable, and accounts payable approximate their fair values at March 31, 2019 and December 31, 2018, respectively, principally due to the short-term nature of the above listed items.

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

During June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") to simplify the accounting for share- based payments to nonemployees by aligning it with the accounting for share-based payments to employees. ASU No. 2018-07 is effective for the Company for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company has adopted ASU No. 2018-07, and the adoption of ASU No. 2018-07 did not have a material impact on its financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has no revenues. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In spite of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

	March 31,	December 31,
Classification	2019	2018
Furniture	$178,128	$170,341
Leasehold improvements	292,355	203,387
Total cost of property and equipment	470,483	373,728
Accumulated depreciation	(238,666)	(220,586)
Property and equipment, net	$231,817	$153,142

The Company had Property and Equipment acquisitions of $88,954 for the three months ended March 31, 2019.

NOTE 5 – LAND

On February 7, 2019, the Company, through its wholly owned subsidiary MVC, completed the purchase of lands that are located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis. The total consideration was $2,583,022. The land is an indefinite long-lived asset that is assessed for impairment on a periodic basis.

NOTE 6 – RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2019 and December 31, 2018:

		March 31,	December 31,
		2019	2018
Paolo Gervasi	Shareholder and employee of the Company	$2,111	$2,068
Calogero Caruso	Shareholder and employee of the Company	4,358	2,068
Chris Thompson	Shareholder and founder of MVC	101,096	—
Kyle McDiarmid	Shareholder and founder of MVC	18,884	—
Stevan Perry	President of the Company	84,433	—
		$210,882	$4,136

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

On February 27, 2018, all loans by Paolo Gervasi and Calogero Caruso were forgiven in exchange for shares of the Company, pursuant to the terms and conditions of the Share Exchange Agreement. During the year ended December 31, 2018, Paolo Gervasi and Calogero Caruso further loaned the Company $2,111 and $4,358, respectively, for working capital purposes. These notes payable were unsecured, non-interest bearing and due on demand.

On January 28, 2019, the Company signed a promissory note with Kyle McDiarmid in the principal amount of $18,884 for land purchase. This note bears no interest and matures on May 31, 2019. As of March 31, 2019, the outstanding principal balance of the note was $18,884.

On January 28, 2019, the Company signed a promissory note with Sean Piekaar in the principal amount of $18,884 for land purchase. This note bears no interest and matures on May 31, 2019. The note was paid in full during the three month ended March 31, 2019.

On January 29, 2019, the Company signed a promissory note with Stevan Perry in the principal amount of $84,433 for land purchase. This note bears monthly interest at 7% over the term from the issuance date through maturity date on April 30, 2019. As of March 31, 2019, the outstanding principal balance of the note was $84,433, with an accrued interest of $11,821. Interest expense was $11,821 for the three months ended March 31, 2019.

On March 6, 2019, the Company signed a promissory note with Chris Thompson in the principal amount of $101,096 for working capital purposes. This note bears interest at 18% per annum over the term from the issuance date through maturity date on September 30, 2019. As of March 31, 2019, the outstanding principal balance of the note was $101,096, with an accrued interest of $1,170. Interest expense was $1,176 for the three months ended March 31, 2019.

NOTE 7 – MORTGAGE PAYABLE

On January 8, 2019, the Company entered into a mortgage with Redabe Holdings Inc. for $1,254,342 for land purchase. The mortgage bears interest at 5% per annum with interest only payments commencing on February 1, 2019 until February 1, 2020. Starting March 1, 2020, the Company is obligated to make monthly payment to Redabe Holdings in the amount of approximately $8,278 until January 1, 2024. The loan matures on February 1, 2024, and any remaining principal and interest at the maturity of the loan are due in full.

As of March 31, 2019, the balance on the mortgage payable totaled $1,254,342, with an accrued interest of $6,397. Interest expense was $6,424 for the three months ended March 31, 2019.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 21, 2012, the Company entered into a rental agreement for an office and grow space of 8,387 square feet located in Montreal, Quebec, Canada. The Company renewed the rental agreement on December 1, 2018 with a base gross rent of approximately $6.25 per square foot and security deposit of $6,467. The Company will owe monthly rental payments of approximately $4,389 until the rental agreement terminates on November 30, 2021, which the Company used to establish the Company's ROU assets and lease liabilities.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

As the Company's lease does not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments. Components of lease cost are as follows:

Three months ended
March 31, 2019
Operating lease costs*	$13,167
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$13,167

———————

*	Includes right-of-use asset amortization of $10,679.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Three months ended
March 31, 2019
Weighted-average remaining lease term	2.67
Weighted-average discount rate	12%

Maturities of lease liabilities by year for leases are as follows:

Amount
2019*	$39,333
2020	52,444
2021 and beyond	48,074
Total lease payments	139,850
Less: imputed interest	(20,673)
Present value of lease liabilities	$119,177

———————

*	Excluding the three months ended March 31, 2019

As of December 31, 2018, minimum lease payments under non-cancelable leases by period were expected to be as follows:

Years ending December 31,	Amount
2019	$54,048
2020	54,048
2021 and thereafter	49,544
Total minimum rentals	$157,640

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

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 9 - CAPITAL STOCK

On January 15, 2019, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding MVC shares in consideration for issuance of 8,100,000 shares of EPHS common stock, par value $.001 per share.

On February 11, 2019, the Company issued 25,000 shares for cash.

On March 11, 2019, the Company further issued 736,036 shares of common stock for cash.

As of March 31, 2019, the Company had 72,160,628 shares of common stock outstanding.

NOTE 10 - SUBSEQUENT EVENT

There are no other events of a subsequent nature that in management's opinion are reportable as of May 20, 2019.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EPHS HOLDINGS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, "RISK FACTORS" OF THE COMPANY'S REGISTRATION STATEMENT ON FORM 10, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND (I) THE RISK THAT THE PROPOSED TRANSACTION (THE "TRANSACTION") BETWEEN THE COMPANY AND MERRITT VALLEY CANNABIS COMPANY CORP ("MVC") MAY NOT BE COMPLETED ON JANUARY 2, 2019, WHICH MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE PRICE OF THE COMPANY'S STOCK; (II) THE FAILURE TO SATISFY THE CONDITIONS TO THE CONSUMMATION OF THE TRANSACTION; THE RISKS ASSOCIATED WITH A SMALLER REPORTING COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS, EXCEPT AS REQUIRED BY LAW.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues and Cost of Sales

The Company generated no revenues in either the three months ended March 31, 2019 or the three months ended March 31, 2018. As a result, the Company did not generate any cost of sales for the three months ended March 31, 2019 or the three months ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $192,325 and $98,357 for the three months ended March 31, 2019 and 2018, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. However, there is no assurance that our management and shareholders will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

Net cash used by operating activities for the three months ending March 31, 2019 and 2018 was $94,055 and $63,733, respectively.

Net cash used by investing activities for the three months ending March 31, 2019 and 2018 was $2,261,174 and $99,298, respectively.

Net cash provided by financing activities for the three months ending March 31, 2019 and 2018 was $1,882,593 and $236,112, respectively.

At March 31, 2019 and 2018, the Company had cash of $33,189 and $72,691, and total assets of $3,000,077 and $205,236. Liabilities totaled $1,797,255 and $45,233 of which $210,882 and $3,917 were due to related parties.

The accumulated deficit for the Company at March 31, 2019 totaled $(1,481,852) as compared to $(833,909) at March 31, 2018.

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

Item 4.  Controls and Procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2019, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding MVC shares in consideration for issuance of 8,100,000 shares of EPHS common stock, par value $.001 per share.

On February 11, 2019, the Company issued 25,000 shares for cash.

On March 11, 2019, the Company further issued 736,036 shares of common stock for cash.

As of March 31, 2019, the Company had 72,160,628 shares of common stock outstanding.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits	Description
10.1

Amended and Restated Share Exchange Agreement by and among EPHS Holdings, Inc. and Merritt Valley Cannabis Company Corp and the holders of ordinary common shares of MVC, effective January 11, 2019 (incorporated by reference to Exhibit 10.1 of the company’s Amended Current Report on Form 8-K/A filed January 14, 2019)

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

EPHS HOLDINGS, INC.

Date: May 20, 2019	By:	/s/ Gianfranco Bentivoglio
GIANFRANCO BENTIVOGLIO, Chief Executive Officer