Form 10-Q
period 2019-06-30
EPHS HOLDINGS, INC.
filed 2019-08-14
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 74,410,628 shares of common stock outstanding.

EPHS HOLDINGS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$159,762	$528,246
Sales tax receivable	8,617	4,763
Prepaid expenses and other current assets	7,538	5,404
Total current assets	175,917	538,413

Property and equipment	2,873,862	153,142
Operating lease right-of-use assets, net	111,704	-
Security deposit	14,231	6,335
Total assets	$3,175,714	$697,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$331,174	$95,365
Accrued interest	30,744	-
Other payable	11,906	8,612
Lease liability	42,352	-
Due to related party - note payable	213,364	4,136
Total current liabilities	629,540	108,113

Lease liability	69,352	-
Mortgage payable	1,566,294	-
Total liabilities	2,265,186	108,113

Stockholders' equity
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 74,410,628 shares issued and outstanding as of June 30, 2019 and 63,299,592 issued and outstanding as of December 31, 2018	74,411	63,300
Additional paid in capital	4,316,094	1,839,253
Accumulated deficit	(3,454,397)	(1,269,027)
Accumulated other comprehensive loss	(25,580)	(43,749)
Total stockholders' equity	910,528	589,777
Total liabilities and stockholders' equity	$3,175,714	$697,890

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	1,938,098	80,428	2,130,423	178,785

Loss from Operations	(1,938,098)	(80,428)	(2,130,423)	(178,785)

Other expense
Interest expense	(34,402)	-	(53,823)	-
Exchange loss	(45)	-	(1,124)	-
Total other expense	(34,447)	-	(54,947)	-

Federal income tax expense	-	-	-	-

Net loss	$(1,972,545)	$(80,428)	$(2,185,370)	$(178,785)

Other comprehensive loss
Foreign currency translation gain (loss)	24,251	(3,332)	18,169	(13,895)
Total comprehensive loss	$(1,948,294)	$(83,760)	$(2,167,201)	$(192,680)

Weighted average shares - basic and diluted	70,324,945	128,856,002	71,459,183	128,856,002
Loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	in Capital	Deficit	Loss	Total
BALANCES, December 31, 2018	63,299,592	$63,300	$1,839,253	$(1,269,027)	$(43,749)	$589,777
Issuance of common stock	761,036	761	(761)	-	-	-
Acquisition of MVC	8,100,000	8,100	402,702	-	-	410,802
Capital contribution	-	-	421,150	-	-	421,150
Foreign currency translation	-	-	-	-	(6,082)	(6,082)
Net loss	-	-	-	(212,825)	-	(212,825)
BALANCES, March 31, 2019	72,160,628	72,161	2,662,344	(1,481,852)	(49,831)	1,202,822
Issuance of bonus shares	2,250,000	2,250	1,653,750	-	-	1,656,000
Foreign currency translation	-	-	-	-	24,251	24,251
Net loss	-	-	-	(1,972,545)	-	(1,972,545)
BALANCES, June 30, 2019	74,410,628	$74,411	$4,316,094	$(3,454,397)	$(25,580)	$910,528

	Common Stock
	Shares	Amount	in Capital	Deficit	Loss	Total
BALANCES, December 31, 2017	20,000,000	$20,000	$(19,920)	$(735,552)	$(20,915)	$(756,387)
Recap of EPHS Holdings, Inc.	113,600,892	113,601	(120,199)	-	-	(6,598)
Debt forgiveness by shareholders	-	-	812,113	-	-	812,113
Foreign currency translation	-	-	-	-	(10,564)	(10,564)
Capital contribution	-	-	219,796	-	-	219,796
Net loss	-	-	-	(98,357)	-	(98,357)
BALANCES, March 31, 2018	133,600,892	133,601	891,790	(833,909)	(31,479)	160,003
Issuance of common stock for consulting services	25,000	25	(25)	-	-	-
Capital contribution	-	-	44,925	-	-	44,925
Foreign currency translation	-	-	-	-	(3,331)	(3,331)
Net loss	-	-	-	(80,428)	-	(80,428)
BALANCES, June 30, 2018	133,625,892	$133,626	$936,690	$(914,337)	$(34,810)	$121,169

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,185,370)	$(178,785)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	23,922	26,684
Amortization of right-of-use asset	20,289	-
Accretion of lease liability	5,964	-
Issuance of bonus shares	1,656,000	-
Changes in operating assets and liabilities:
Sales tax receivable	(3,592)	1,355
Accounts payable	233,833	17,687
Accrued interest	30,744	-
Other payable	2,888	-
Prepaid expenses	(2,078)	(7,132)
Security deposit	(7,498)	-
CASH USED IN OPERATING ACTIVITIES	(224,898)	(140,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,736,904)	(107,770)
Net cash acquired from MVC	410,802	-
CASH USED IN INVESTING ACTIVITIES	(2,326,102)	(107,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	225,668	16,351
Repayment of related party payable	(18,884)	-
Proceeds from mortgage	1,566,293	-
Capital contribution	421,150	264,721
CASH PROVIDED BY FINANCING ACTIVITIES	2,194,227	281,072

Effect of translation changes on cash	(11,711)	(7,571)

Change in cash and cash equivalents	(368,484)	25,540

Cash, beginning of period	528,246	4,195

Cash, end of period	$159,762	$29,735

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,515	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Emerald's senior management, the merger was accounted for as a recapitalization effected by a share exchange, wherein Emerald is considered the acquirer for accounting and financial reporting purposes. On the Merger dated, the assets and liabilities of Emerald have been brought forward at their book value and consolidated with EPHS Holdings, Inc.'s assets, which comprised of cash and cash equivalents of $58,075 and prepaid expenses and current assets of $5,000 and liabilities which comprises accounts payable of $3,576 (see Note 2 Principles of Consolidation below). No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Emerald and are recorded at the historical cost basis of Emerald.

On November 6, 2018, the Company executed a Share Exchange Agreement with Merritt Valley Cannabis Corp. ("MVC") (the "MVC Transaction") and its shareholders (the "MVC Shareholders") whereby MVC Shareholders agreed to exchange all of their respective shares in MVC in consideration for 8,100,000 shares of EPHS common stock, with a par value of $0.001 per share (the "MVC Transaction"). In furtherance of the MVC Transaction, on January 4, 2019, the Company completed the purchase of lands located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis. On January 11, 2019, the Company and MVC completed the MVC Transaction.

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

JUNE 30, 2019

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

Property and Equipment

Property and equipment is initially recorded at cost and stated at cost less accumulated depreciation other land which is stated at cost. Major additions and improvements are capitalized. Depreciation of furniture, vehicles and equipment is calculated using the diminishing balance method at a rate of 20% per year, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is 5 years). The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Foreign Exchange Translation

The functional currency of the subsidiary is the Canadian Dollar ("CAD"). For financial statement purposes, the reporting currency is the United States Dollar ("USD").

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Net Loss Per Share, Basic and Diluted

Basic loss per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2019.

Related Party Transactions

The Company follows the guidance in ASC 850. The Company discloses related transactions and certain common control relationships. Transactions between related parties are related party transactions even though they may not be given accounting recognition.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, "Leases (Topic 842)" which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company's consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets of CAD 173,343 (approximately $132,368) and corresponding lease liabilities of CAD 173,343 (approximately $132,368) as of January 1, 2019 for leases classified as operating leases.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense under FASB ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of stock-based compensation expense based on estimated fair values, for all stock-based payment awards made to employees, and FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” which requires the measurement and recognition of stock-based compensation expense based on the estimated fair value of services or goods being received, for all stock-based payment awards made to other service providers and non-employees.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, sales tax receivable, accounts payable, mortgage payable, and related party payable approximate their fair values at June 30, 2019 and December 31, 2018, respectively, principally due to the short-term nature of the above listed items.

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

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

NOTE 4 - PROPERTY AND EQUIPMENT

	June 30,	December 31,
Classification	2019	2018
Furniture	$188,061	$170,341
Leasehold improvements	305,864	203,387
Total cost	493,925	373,728
Accumulated depreciation	(253,993)	(220,586)
Net cost	$239,932	$153,142
Land	2,633,930	-
Total property and equipment	2,873,862	153,142

The Company had Property and Equipment acquisitions of $ 102,974 for the six months ended June 30, 2019.

On February 7, 2019, the Company, through its wholly owned subsidiary MVC, completed the purchase of lands that are located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis. The total consideration was CAD 3,449,268 (approximately $2,633,930). The land is an indefinite long-lived asset that is assessed for impairment on a periodic basis.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2019 and December 31, 2018:

		June 30,	December 31,
		2019	2018
Paolo Gervasi	Shareholder and employee of the Company	$2,153	$2,068
Calogero Caruso	Shareholder and employee of the Company	4,444	2,068
Chris Thompson	Shareholder and founder of MVC	103,089	-
Kyle McDiarmid	Shareholder and founder of MVC	18,884	-
Stevan Perry	President of the Company	84,432	-
Other	Shareholder and founder of MVC	362	-
		$213,364	$4,136

On February 27, 2018, all loans by Paolo Gervasi and Calogero Caruso were forgiven in exchange for shares of the Company, pursuant to the terms and conditions of the Share Exchange Agreement. Paolo Gervasi and Calogero Caruso further loaned the Company $2,153 and $4,444, respectively, for working capital purposes. These notes payable were unsecured, non-interest bearing and due on demand.

On January 28, 2019, the Company signed a promissory note with Kyle McDiarmid in the principal amount of $18,884 for land purchase. This note bears no interest and matures on May 31, 2019. As of June 30, 2019, the outstanding principal balance of the note was $18,884.

On January 28, 2019, the Company signed a promissory note with Sean Piekaar in the principal amount of $18,884 for land purchase. This note bears no interest and matures on May 31, 2019. The note was paid in full during the six month ended June 30, 2019.

On January 29, 2019, the Company signed a promissory note with Stevan Perry in the principal amount of $84,432 for land purchase. This note bears monthly interest at 7% over the term from the issuance date through maturity date on April 30, 2019. As of June 30, 2019, the outstanding principal balance of the note was $84,432, with an accrued interest of $29,551.

On March 6, 2019, the Company signed a promissory note with Chris Thompson in the principal amount of CAD 135,000 (approximately $103,089) for working capital purposes. This note bears interest at 18% per annum over the term from the issuance date through maturity date on September 30, 2019. As of June 30, 2019, the outstanding principal balance of the note was $103,089, with an accrued interest of $1,193.

NOTE 6 - MORTGAGE PAYABLE

On January 8, 2019, the Company entered into a mortgage with Redabe Holdings Inc. for CAD 1,675,000 (approximately $1,279,064) for land purchase. The mortgage bears interest at 5% per annum with interest only payments commencing on February 1, 2019 until February 1, 2020. Starting March 1, 2020, the Company is obligated to make monthly payment to Redabe Holdings in the amount of CAD 11,054 (approximately $8,441) until January 1, 2024. The loan matures on February 1, 2024, and any remaining principal and interest at the maturity of the loan are due in full.

In May 2019 and June 2019, the Company further borrowed CAD 350,000 (approximately $267,267) from Redabe Holdings Inc. As of June 30, 2019, the balance on the mortgage payable was $1,566,293.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 21, 2012, the Company entered into a rental agreement for an office and grow space of 8,387 square feet located in Montreal, Quebec, Canada. The Company renewed the rental agreement on December 1, 2018 with a base gross rent of CAD 8.35 (approximately $6.38) per square foot and security deposit of CAD 8,636 (approximately $6,594). The Company will owe monthly rental payments of CAD 5,836 (approximately $4,376) until the rental agreement terminates on November 30, 2021, which the Company used to establish the Company's ROU assets and lease liabilities.

As the Company's lease does not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments. Components of lease cost are as follows:

Six months ended
June 30, 2019
Operating lease costs*	$26,254
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$26,254

*	Includes right-of-use asset amortization of $20,289.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Six months ended
June 30, 2019
Weighted-average remaining lease term	2.42
Weighted-average discount rate	12%

Maturities of lease liabilities by year for leases are as follows:

Amount
2019*	$26,739
2020	53,477
2021 and beyond	49,021
Total lease payments	129,237
Less: imputed interest	(17,533)
Present value of lease liabilities	$111,704

*	Excluding the six months ended June 30, 2019

As of December 31, 2018, minimum lease payments under non-cancelable leases by period were expected to be as follows:

Years ending December 31,	Amount
2019	$54,048
2020	54,048
2021 and thereafter	49,544
Total minimum rentals	$157,640

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Legal Proceedings

The Company is contemplating filing a lawsuit against its two of its shareholders for breach of contract to recover 20,000,000 shares of the Company's common stock that were previously issued to them, and are currently in settlement negotiations with said shareholders. While the ultimate result, if any, from the proceeding is presently indeterminable, in the opinion of management, this matter should not have a material adverse effect on the Company's consolidated financial statements.

NOTE 8 - CAPITAL STOCK

On January 15, 2019, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding MVC shares in consideration for issuance of 8,100,000 shares of EPHS common stock, par value $.001 per share.

On February 11, 2019, the Company issued 25,000 shares for cash.

On March 11, 2019, the Company further issued 736,036 shares of common stock for cash.

On June 14, 2019, the Company issued 2,250,000 shares of common stock to the owner of Redabe Holdings Inc. in compensation for advancing the Company CAD 2,375,000 (approximately $1,813,598) in the form of a mortgage to the Company’s subsidiary.

As of June 30, 2019, the Company had 74,410,628 shares of common stock outstanding.

NOTE 9 - SUBSEQUENT EVENT

On July 31, 2019, the Company further borrowed CAD 175,000 (approximately $133,633) from Redabe Holdings Inc. Redabe Holdings Inc. is committed to lend the Company additional CAD 175,000 (approximately $133,633) by August 31, 2019.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EPHS HOLDINGS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, "RISK FACTORS" OF THE COMPANY'S REGISTRATION STATEMENT ON FORM 10, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RISKS ASSOCIATED WITH A SMALLER REPORTING COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS, EXCEPT AS REQUIRED BY LAW.

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

The Company sought to effect a merger, exchange of capital stock, asset acquisition or other similar business combination  (a "Business Combination") with an operating or development stage business (the "Target Business") which desired to utilize the Company's status as a reporting corporation under the Exchange Act. In furtherance thereof, the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of common stock of Emerald Plants Health Source, Inc., a Quebec corporation ("Emerald"). Emerald was a Canada based company engaged in the cultivation of cannabis. On February 27, 2018, pursuant to the terms of a Share Exchange Agreement (the "Emerald Agreement"), we acquired all of the issued and outstanding shares of common stock of Emerald and Emerald became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Emerald Agreement, executed between the Company and the shareholders of Emerald, we acquired all of the issued and outstanding shares of common stock of Emerald in exchange for the issuance of 20,000,000 restricted shares of the Company's common stock, which at the time, represented approximately  14% of the then issued and outstanding common stock of EPHS Holdings. Paolo Gervasi and Calogero Caruso were the sole shareholders of Emerald and received a total of 14,000,000 shares of our common stock. The remaining 6,000,000 shares were issued to consultants, including 1,250,000 shares to our president, Gianfranco "John" Bentivoglio for services rendered as part of the negotiations of the Emerald Agreement. The transaction closed on February 27, 2018.

As a result of the transactions affected by the Share Exchange Agreement, Emerald became a wholly owned subsidiary of EPHS Holdings. Emerald is a development stage company with limited operations and no revenues to date. Emerald's business plan is to cultivate and distribute cannabis entirely within Canada.

On November 6, 2018, the Company executed a Share Exchange Agreement with MVC (the "MVC Transaction") and its shareholders (the "MVC Shareholders") whereby MVC Shareholders agreed to exchange all of their respective shares in MVC in consideration for 8,100,000 shares of EPHS common stock, with a par value of $0.001 per share (the "MVC Transaction"). In furtherance of the MVC Transaction, on January 4, 2019, the Company completed the purchase of lands located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis. On January 11, 2019, the Company and MVC completed the MVC Transaction.

Business Strategy

Emerald Plants Health Source, Inc., the Company's Canadian subsidiary, is a Health Canada Licensed Producer. EPHS is committed to organic and high-quality craft cannabis production. The Company's core strategy is to combine low cost energy, high yield cultivation methods and premium cannabis strains for scaled cannabis operations. EPHS's cultivation methods are proven through seven years of experience allowing us to compete with other low-cost producers in the market. With our expansion in Merritt through the company's second subsidiary, Merritt Valley Cannabis ("MVC"), the Company now has access to low-cost power, all the services required for a scaled low cost cannabis center, and when developed, will allow EPHS to be one the leading and most efficient cannabis producers in Canada.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues and Cost of Sales

The Company generated no revenues in either the three months ended June 30, 2019 or the three months ended June 30, 2018. As a result, the Company did not generate any cost of sales for the three months ended June 30, 2019 or the three months ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $1,938,098 and $80,428 for the three months ended June 30, 2019 and 2018, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues and Cost of Sales

The Company generated no revenues in either the six months ended June 30, 2019 or the six months ended June 30, 2018. As a result, the Company did not generate any cost of sales for the six months ended June 30, 2019 or the six months ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $2,130,423 and $178,785 for the six months ended June 30, 2019 and 2018, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. However, there is no assurance that our management and shareholders will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

Net cash used by operating activities for the six months ending June 30, 2019 and 2018 was $224,898 and $140,191, respectively.

Net cash used by investing activities for the six months ending June 30, 2019 and 2018 was $2,326,102 and $107,770, respectively.

Net cash provided by financing activities for the six months ending June 30, 2019 and 2018 was $2,194,227 and $281,072, respectively.

At June 30, 2019 and 2018, the Company had cash of $159,762and $29,735, and total assets of $3,175,714 and $155,482. Liabilities totaled $2,265,186 and $34,313 of which $213,364 and $4,177 were due to related parties.

The accumulated deficit for the Company at June 30, 2019 totaled $(3,454,397) as compared to $(914,337) at June 30, 2018.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this annual report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, as of the end of the period covered by this annual report, our Chief Executive Officer and our Chief Financial Officer concluded:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow for timely decisions regarding required disclosures; and

(ii) that our disclosure controls and procedures are effective.

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

On June 14, 2019, the Company further issued 2,250,000 shares of common stock for cash.

On June 14, 2019, the Company issued 2,250,000 shares of common stock to the owner of Redabe Holdings Inc. in compensation for advancing the Company CAD 2,375,000 (approximately $1,813,598) in the form of a mortgage to the Company’s subsidiary.

As of June 30, 2019, the Company had 74,410,628 shares of common stock outstanding.

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

* To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPHS HOLDINGS, INC.

Date: August 14, 2019	By:	/s/ Gianfranco Bentivoglio
GIANFRANCO BENTIVOGLIO, Chief Executive Officer