Form 10-Q/A
period 2019-06-30
EPHS HOLDINGS, INC.
filed 2019-08-19
CIK 1731911

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

7694 Colony Palm Drive, Boynton Beach, Florida 33436

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

EXPLANATORY NOTE

EPHS Holding, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (“Amendment No. 1”) solely to (1) include XBRL (Extensible Business Reporting Language) information in Exhibit 101 and (2) correct the cover page to reflect that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and  has been subject to such filing requirements for the past 90 days. This Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2019.

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

EPHS HOLDINGS, INC.

Date: August 19, 2018	BY: /s/ Gianfranco Bentivoglio Gianfranco Bentivoglio Chief Executive Officer