Form 10-Q
period 2019-09-30
SKYE LIFE VENTURES LTD.
filed 2019-11-14
CIK 1731911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number 000-55906

SKYE LIFE VENTURES LTD.

(Exact name of Registrant as specified in its charter)

Nevada	82-4383947
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5490 Notre Dame Est, Montreal, Quebec, Canada H1N 2C4

(Address of principal executive offices) (Zip code)

(212) 321-0091

(Registrant's telephone number, including area code)

EPHS HOLDINGS, INC.

7694 Colony Palm Drive

Boynton Beach, Florida 33436

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 74,410,628 shares of common stock outstanding.

SKYE LIFE VENTURES LTD.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EPHS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$200,736	$528,246
Sales tax receivable	12,627	4,763
Prepaid expenses and other current assets	18,559	5,404
Total current assets	231,922	538,413

Property and equipment	2,850,016	153,142
Operating lease right-of-use assets, net	100,463	—
Security deposit	14,073	6,335
Total assets	$3,196,474	$697,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$409,105	$95,365
Accrued interest	12,712	—
Other payable	7,739	8,612
Loan payable	45,511	—
Lease liability	43,153	—
Due to related party - note payable	98,355	4,136
Total current liabilities	616,575	108,113

Lease liability	57,310	—
Loan payable	177,268	—
Mortgage payable	1,813,300	—
Total liabilities	2,664,453	108,113

Stockholders' equity
Common stock, $0.001 par value, 2,400,000,000 shares authorized; 74,410,628 shares issued and outstanding as of September 30, 2019 and 63,299,592 issued and outstanding as of December 31, 2018	74,411	63,300
Additional paid in capital	4,316,094	1,839,253
Accumulated deficit	(3,818,771)	(1,269,027)
Accumulated other comprehensive loss	(39,713)	(43,749)
Total stockholders' equity	532,021	589,777
Total liabilities and stockholders' equity	$3,196,474	$697,890

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses	367,666	111,977	2,498,089	290,762

Loss from Operations	(367,666)	(111,977)	(2,498,089)	(290,762)

Other expense
Interest expense	3,296	—	(50,527)	—
Exchange loss	(4)	—	(1,128)	—
Total other expense	3,292	—	(51,655)	—

Federal income tax expense	—	—	—	—

Net loss	$(364,374)	$(111,977)	$(2,549,744)	$(290,762)

Other comprehensive loss	—	—	—	—
Foreign currency translation gain (loss)	(14,133)	247	4,036	(13,648)
Total comprehensive loss	$(378,507)	$(111,730)	$(2,545,708)	$(304,410)

Weighted average shares - basic and diluted	74,410,628	123,595,306	72,453,809	123,595,306
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid	Accumulated	Comprehensive
	Shares	Amount	in Capital	Deficit	Loss	Total
BALANCES, December 31, 2018	63,299,592	$63,300	$1,839,253	$(1,269,027)	$(43,749)	$589,777
Issuance of common stock	761,036	761	420,389	—	—	421,150
Acquisition of MVC	8,100,000	8,100	402,702	—	—	410,802
Foreign currency translation	—	—	—	—	(6,082)	(6,082)
Net loss	—	—	—	(212,825)	—	(212,825)
BALANCES, March 31, 2019	72,160,628	72,161	2,662,344	(1,481,852)	(49,831)	1,202,822
Issuance of bonus shares	2,250,000	2,250	1,653,750	—	—	1,656,000
Foreign currency translation	—	—	—	—	24,251	24,251
Net loss	—	—	—	(1,972,545)	—	(1,972,545)
BALANCES, June 30, 2019	74,410,628	74,411	4,316,094	(3,454,397)	(25,580)	910,528
Repurchase of common stock	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—
Translation gain (loss)	—	—	—	—	(14,133)	(14,133)
Net Income	—	—	—	(364,374)	—	(364,374)
BALANCES, September 30, 2019	74,410,628	$74,411	$4,316,094	$(3,818,771)	$(39,713)	$532,021

					Accumulated
			Additional		Other
	Common Stock		Paid	Accumulated	Comprehensive
	Shares	Amount	in Capital	Deficit	Loss	Total
BALANCES, December 31, 2017	20,000,000	$20,000	$(19,920)	$(735,552)	$(20,915)	$(756,387)
Recap of EPHS Holdings, Inc.	113,600,892	113,601	(120,199)	—	—	(6,598)
Debt forgiveness by shareholders	—	—	812,113	—	—	812,113
Foreign currency translation	—	—	—	—	(10,564)	(10,564)
Common stock subscription	—	—	219,796	—	—	219,796
Net loss	—	—	—	(98,357)	—	(98,357)
BALANCES, March 31, 2018	133,600,892	133,601	891,790	(833,909)	(31,479)	160,003
Issuance of common stock for consulting services	25,000	25	(25)	—	—	—
Common stock subscription	—	—	44,925	—	—	44,925
Foreign currency translation	—	—	—	—	(3,331)	(3,331)
Net loss	—	—	—	(80,428)	—	(80,428)
BALANCES, June 30, 2018	133,625,892	133,626	936,690	(914,337)	(34,810)	121,169
Cancellation of common stock	(75,000,000)	(75,000)	75,000	—	—	—
Common stock subscription	—	—	149,665	—	—	149,665
Foreign currency translation	—	—	—	—	247	247
Net loss	—	—	—	(111,977)	—	(111,977)
BALANCES, September 30, 2018	58,625,892	58,626	1,161,355	(1,026,314)	(34,563)	159,104

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,549,744)	$(290,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	36,328	39,844
Amortization of right-of-use asset	30,327	—
Accretion of lease liability	9,187	—
Issuance of bonus shares	1,656,000	—
Changes in operating assets and liabilities:
Sales tax receivable	(4,569)	85
Accounts payable	312,846	33,516
Accrued interest	12,712	—
Other payable	(1,123)	—
Prepaid expenses	(13,139)	(6,299)
Security deposit	(7,523)	—
CASH USED IN OPERATING ACTIVITIES	(518,698)	(223,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,728,354)	(136,048)
Net cash acquired from MVC	410,802	—
CASH USED IN INVESTING ACTIVITIES	(2,317,552)	(136,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	95,566	16,762
Proceeds from third party payable	222,779	—
Proceeds from mortgage	1,813,299	—
Proceeds from common stock subscription	—	414,386
Proceeds from issuance of commons stock	421,150	—
CASH PROVIDED BY FINANCING ACTIVITIES	2,552,794	431,148

Effect of translation changes on cash	(44,054)	(7,492)

Change in cash and cash equivalents	(327,510)	63,992

Cash, beginning of period	528,246	4,195

Cash, end of period	$200,736	$68,187

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$18,176	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On November 12, 2019 the Company filed a change of its name from EPHS Holdings Inc to Skye Life Ventures Ltd under  the British Columbia Business Corporations Act. The British Columbia Registrar issued a Certificate of Name change November 12, 2019.

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

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Emerald's senior management, the merger was accounted for as a recapitalization effected by a share exchange, wherein Emerald is considered the acquirer for accounting and financial reporting purposes. On the Merger date, the assets and liabilities of Emerald were brought forward at their book value and consolidated with EPHS Holdings, Inc.'s assets, which comprised of cash and cash equivalents of $58,075 and prepaid expenses and current assets of $5,000 and liabilities which comprises accounts payable of $3,576 (see Note 2 Principles of Consolidation below). No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Emerald and are recorded at the historical cost basis of Emerald.

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

SEPTEMBER 30, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with US GAAP and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the SEC on April 16, 2019. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

Property and Equipment

Property and equipment is initially recorded at cost and stated at cost less accumulated depreciation other than land which is stated at cost. Major additions and improvements are capitalized. Depreciation of furniture, vehicles and equipment is calculated using the diminishing balance method at a rate of 20% per year, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is five years). The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

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

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Net Loss Per Share, Basic and Diluted

Basic loss per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2019.

Related Party Transactions

The Company follows the guidance in ASC 850. The Company discloses related transactions and certain common control relationships. Transactions between related parties are related party transactions even though they may not be given accounting recognition.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, "Leases (Topic 842)" which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company's consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets of CAD 173,343 (approximately $130,906) and corresponding lease liabilities of CAD 173,343 (approximately $130,906) as of January 1, 2019 for leases classified as operating leases.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense under FASB ASC 718, "Compensation-Stock Compensation," which requires the measurement and recognition of stock-based compensation expense based on estimated fair values, for all stock-based payment awards made to employees, and FASB ASC 505-50, "Equity-Based Payments to Non-Employees," which requires the measurement and recognition of stock-based compensation expense based on the estimated fair value of services or goods being received, for all stock-based payment awards made to other service providers and non-employees.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, sales tax receivable, accounts payable, mortgage payable, and related party payable approximate their fair values at September 30, 2019 and December 31, 2018, respectively, principally due to the short-term nature of the above listed items.

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

SEPTEMBER 30, 2019

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

NOTE 4 - PROPERTY AND EQUIPMENT

	September 30,	December 31,
Classification	2019	2018
Furniture	$190,353	$170,341
Leasehold improvements	318,395	203,387
Total cost	508,748	373,728
Accumulated depreciation	(263,557)	(220,586)
Net cost	$245,191	$153,142
Land	2,604,825	—
Total property and equipment	2,850,016	153,142

The Company had Property and Equipment acquisitions of $123,529 for the nine months ended September 30, 2019.

On February 7, 2019, the Company, through its wholly owned subsidiary MVC, completed the purchase of land that is located in Merritt, British Columbia, Canada with the purpose of the cultivation of cannabis. The total consideration was CAD 3,449,268 (approximately $2,604,825). The land is an indefinite long-lived asset that is assessed for impairment on a periodic basis.

NOTE 5 – LOAN PAYABLE

On July 26, 2019, the Company signed a settlement and release agreement with a third party. As of the date of the agreement, the third party has incurred various business expenses for the benefit of the Company with an amount of CAD 75,000 (approximately $56,639). The Company agrees to reimburse the third party in five monthly installments of CAD 15,000 (approximately $11,328) beginning on August 7, 2019. If a monthly payment is missed, interest will accrue on the outstanding amount at 5% per annum and will become payable on January 7, 2020. As of September 30, 2019, the Company has paid two monthly installments timely and CAD 45,000 (approximately $33,983) was outstanding.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

On September 23, 2019, the Company signed a loan agreement with a third party in the principal amount of CAD 250,000 (approximately $188,796) for working capital purposes. The loan bears interest at 10% per annum over the term from the issuance date through maturity date on September 30, 2021. As of September 30, 2019, the outstanding principal balance of the note was $188,796. The third party subsequently became a director of the Company on October 17, 2019.

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2019 and December 31, 2018:

		September 30,	December 31,
		2019	2018
Paolo Gervasi	Shareholder and employee of the Company	$2,129	$2,068
Calogero Caruso	Shareholder and employee of the Company	4,395	2,068
Chris Thompson	Shareholder and founder of MVC	26,431	—
Kyle McDiarmid	Shareholder and founder of MVC	18,884	—
Stevan Perry	President of the Company	46,158	—
Other	Shareholder and founder of MVC	358	—
		$98,355	$4,136

On February 27, 2018, all loans by Paolo Gervasi and Calogero Caruso were forgiven in exchange for shares of the Company, pursuant to the terms and conditions of the Share Exchange Agreement. Paolo Gervasi and Calogero Caruso further loaned the Company $2,129 and $4,395, respectively, for working capital purposes. These notes payable were unsecured, non-interest bearing and due on demand.

On January 28, 2019, the Company signed a promissory note with Kyle McDiarmid in the principal amount of CAD 25,000 (approximately $18,884) for land purchase. This note bears no interest and matures on May 31, 2019. As of September 30, 2019, the outstanding principal balance of the note was $18,884.

On January 28, 2019, the Company signed a promissory note with Sean Piekaar in the principal amount of CAD 25,000 (approximately $18,884) for land purchase. This note bears no interest and matures on May 31, 2019. The note was paid in full during the nine months ended September 30, 2019.

On January 29, 2019, the Company signed a promissory note with Stevan Perry in the principal amount of CAD 112,000 (approximately $84,432) for land purchase. This note bears annually interest at 7% over the term from the issuance date through maturity date on April 30, 2019. On July 4, 2019, the Company made a payment to the principal of CAD 50,000 (approximately $38,274). As of September 30, 2019, the outstanding principal balance of the note was $46,158, with an accrued interest of $3,348.

On March 6, 2019, the Company signed a promissory note with Chris Thompson in the principal amount of CAD 135,000 (approximately $101,950) for working capital purposes. This note bears interest at 18% per annum over the term from the issuance date through maturity date on September 30, 2019. In September 2019, the Company paid CAD 100,000 (approximately $75,519) to principal. As of September 30, 2019, the outstanding principal balance of the note was $26,431, with an accrued interest of $2,360. Subsequent to September 30, 2019, the outstanding principal and interest were paid in full.

NOTE 7 - MORTGAGE PAYABLE

On January 8, 2019, the Company entered into a mortgage with Redabe Holdings Inc. for CAD 1,675,000 (approximately $1,264,930) for land purchase. The mortgage bears interest at 5% per annum with interest only payments commencing on February 1, 2019 until February 1, 2020. Starting March 1, 2020, the Company is obligated to make monthly payment to Redabe Holdings in the amount of CAD 11,054 (approximately $8,348) until January 1, 2024. The loan matures on February 1, 2024, and any remaining principal and interest at the maturity of the loan are due in full.

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Subsequently, the Company further borrowed CAD 700,000 (approximately $528,627) from Redabe Holdings Inc. As of September 30, 2019, the balance on the mortgage payable was $1,813,300 with an accrued interest of $7,004.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 21, 2012, the Company entered into a rental agreement for an office and grow space of 8,387 square feet located in Montreal, Quebec, Canada. The Company renewed the rental agreement on December 1, 2018 with a base gross rent of CAD 8.35 (approximately $6.31) per square foot and security deposit of CAD 8,636 (approximately $6,522). The Company will owe monthly rental payments of CAD 5,836 (approximately $4,391) until the rental agreement terminates on November 30, 2021, which the Company used to establish the Company's ROU assets and lease liabilities.

As the Company's lease does not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments. Components of lease cost are as follows:

Nine months ended
September 30, 2019
Operating lease costs*	$39,515
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$39,515

* Includes right-of-use asset amortization of $30,327.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Nine months ended
September 30, 2019
Weighted-average remaining lease term	2.17
Weighted-average discount rate	12%

Maturities of lease liabilities by year for leases are as follows:

Amount
2019*	$13,222
2020	52,886
2021 and beyond	48,479
Total lease payments	114,587
Less: imputed interest	(14,124)
Present value of lease liabilities	$100,463

* Excluding the nine months ended September 30, 2019

EPHS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

As of December 31, 2018, minimum lease payments under non-cancelable leases by period were expected to be as follows:

Years ending December 31,	Amount
2019	$54,048
2020	54,048
2021 and thereafter	49,544
Total minimum rentals	$157,640

Legal Proceedings

The Company is contemplating filing a lawsuit against its two of its shareholders for breach of contract to recover 20,000,000 shares of the Company's common stock that were previously issued and authorized by a predecessor board of directors. The Company is currently in settlement negotiations with said shareholders. The settlement negotiations have not produced a positive outcome and the Company is considering it’s alternatives. While the ultimate result, if any, from the proceeding is presently indeterminable, in the opinion of management, this matter should not have a material adverse effect on the Company's consolidated financial statements.

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

On June 14, 2019, the Company issued 2,250,000 shares of common stock to the owner of Redabe Holdings Inc. in compensation for advancing the Company CAD 2,375,000 (approximately $1,793,557) in the form of a mortgage to the Company's subsidiary.

As of September 30, 2019, the Company had 74,410,628 shares of common stock outstanding.

NOTE 10 - SUBSEQUENT EVENT

On October 29, 2019, EPHS Holdings, Inc. (the “Company”) completed its corporate continuation process whereby the Company changed its corporate jurisdiction from the State of Nevada to the Province of British Columbia, Canada (the “Continuation”). The Continuation was approved by the Company’s stockholders at the Company’s annual and special meeting on October 17, 2019. The British Columbia Registrar issued a Certificate of Continuation approving the Continuation on October 29, 2019 at 11:25 AM Pacific Time (the “Effective Time”).

As a result of the Continuation, the Company is now governed by its Notice of Articles and Articles under the Business Corporations Act (British Columbia) (the “BCBCA”) rather than its previous Nevada Articles of Incorporation and bylaws.

Material Modifications to Rights of Security Holders is contained in an 8-K filing by the Company and is available on EDGAR.

On November 12, 2019 the Company filed a change of its name from EPHS Holdings Inc to Skye Life Ventures Ltd under  the British Columbia Business Corporations Act. The British Columbia Registrar issued a Certificate of Name change November 12, 2019.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR EPHS HOLDINGS, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, "RISK FACTORS" OF THE COMPANY'S REGISTRATION STATEMENT ON FORM 10, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THE RISKS ASSOCIATED WITH A SMALLER REPORTING COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS, EXCEPT AS REQUIRED BY LAW.

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

On October 29, 2019, EPHS Holdings, Inc. (the “Company”) completed its corporate continuation process whereby the Company changed its corporate jurisdiction from the State of Nevada to the Province of British Columbia, Canada (the “Continuation”). The Continuation was approved by the Company’s stockholders at the Company’s annual and special meeting on October 17, 2019. The British Columbia Registrar issued a Certificate of Continuation approving the Continuation on October 29, 2019 at 11:25 AM Pacific Time (the “Effective Time”).

As a result of the Continuation, the Company is now governed by its Notice of Articles and Articles under the Business Corporations Act (British Columbia) (the “BCBCA”) rather than its previous Nevada Articles of Incorporation and bylaws.

On November 12, 2019 the Company filed a change of its name from EPHS Holdings Inc to Skye Life Ventures Ltd under  the British Columbia Business Corporations Act. The British Columbia Registrar issued a Certificate of Name change November 12, 2019.

Business Strategy

Emerald Plants Health Source (EPHS), Inc., the Company's Canadian subsidiary, is a Health Canada Licensed Producer. EPHS is committed to organic and high-quality craft cannabis production. The Company's core strategy is to combine low cost energy, high yield cultivation methods and premium cannabis strains for scaled cannabis operations. EPHS's cultivation methods are proven through seven years of experience allowing us to compete with other low-cost producers in the market. With our expansion in Merritt through the company's second subsidiary, Merritt Valley Cannabis ("MVC"), the Company now has access to low-cost power, all the services required for a scaled low cost cannabis center, and when developed, will allow EPHS to be one the leading and most efficient cannabis producers in Canada. The Company is currently negotiating to expand its production capacity at its Montreal facility, where currently it has 10,000 square feet of production area and is planning on expanding that facility to 40,000 square feet through leasing additional space in the existing building.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues and Cost of Sales

The Company generated no revenues in either the three months ended September 30, 2019 or the three months ended September 30, 2018. As a result, the Company did not generate any cost of sales for the three months ended September 30, 2019 or the three months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $367,666 and $111,977 for the three months ended September 30, 2019 and 2018, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees.

 Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues and Cost of Sales

The Company generated no revenues in either the nine months ended September 30, 2019 or the nine months ended September 30, 2018. As a result, the Company did not generate any cost of sales for the nine months ended September 30, 2019 or the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $2,498,089 and $290,762 for the nine months ended September 30, 2019 and 2018, respectively. The increased selling, general and administrative expenses was mainly due to the increase in professional fees relating to the cost of the AGM and the continuation of the Company and the change in its corporate jurisdiction from Nevada to British Columbia Canada.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. However, there is no assurance that our management and shareholders will continue to fund our operations. We have no commitment for either additional debt or equity funding from any source.

Net cash used by operating activities for the nine months ending September 30, 2019 and 2018 was $518,698 and $223,616, respectively.

Net cash used by investing activities for the nine months ending September 30, 2019 and 2018 was $2,317,552 and $136,048, respectively.

Net cash provided by financing activities for the nine months ending September 30, 2019 and 2018 was $2,552,794 and $431,148, respectively.

At September 30, 2019 and 2018, the Company had cash of $200,736 and $68,187, and total assets of $3,196,474 and $209,543. Liabilities totaled $2,664,453 and $50,439 of which $98,355 and $4,368 were due to related parties.

The accumulated deficit for the Company at September 30, 2019 totaled $(3,818,771) as compared to $(1,026,314) at September 30, 2018.

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

On June 14, 2019, the Company issued 2,250,000 shares of common stock to the owner of Redabe Holdings Inc. in compensation for advancing the Company CAD 2,375,000 (approximately $1,793,557) in the form of a mortgage to the Company's subsidiary.

As of September 30, 2019, the Company had 74,410,628 shares of common stock outstanding.

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

SKYE LIFE VENTURES LTD.
Registrant

November 14, 2019	By:	/s/ Gianfranco Bentivoglio
Date		GIANFRANCO BENTIVOGLIO, Chief Executive Officer